Form 10-Q
period 2022-06-30
Light & Wonder, Inc.
filed 2022-08-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 5, 2022:
Common Stock: 94,329,699

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CME	Chicago Mercantile Exchange
CMS	casino-management system
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020), the resulting pandemic and the associated impacts on the macroeconomic environment in general and our business environment specifically
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FOBT	fixed odds betting terminal
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
Lottery Business
Our prior operating business segment that provided instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators wagering solutions to various gaming entities. This business segment was divested during the second quarter of 2022 and is included in discontinued operations in our financial statements

Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
Pending Divestiture	the intended sale of our Sports Betting Business, which is expected to be completed in the third quarter of 2022, subject to applicable regulatory approvals and other customary closing conditions. See Notes 1 and 2 in this form 10-Q and Notes 1 and 2 in our 2021 10-K
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Senior Notes	the Secured Notes and the Unsecured Notes

SciPlay	SciPlay Corporation, formerly referred to as our Social business segment
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SG&A	selling, general and administrative
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of L&W
SGI Revolver
Revolving credit facility with aggregate commitments of $750 million extended pursuant to that certain credit agreement, dated as of April 14, 2022, by and among SGI, as the borrower, L&W, as a guarantor, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto

SGI Term Loan B
Term loan facility, issued pursuant to that certain credit agreement, dated as of April 14, 2022, by and among SGI, as the borrower, L&W, as a guarantor, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto

SGI Term Loan B-5
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
Sports Betting Business
Our prior operating business segment that provides sports betting services which enable customers to operate sports books, including betting markets across both fixed-odds and pari-mutual betting styles, a distribution platform, full gaming process support services and brand and player management. This business segment is currently held for sale and included in discontinued operations in our financial statements

Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VAT	value-added tax
VGT	video gaming terminal
VLT	video lottery terminal
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2022 Light & Wonder, Inc. and/or their respective affiliates. All Rights Reserved.
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
•risks relating to the Pending Divestiture, including lack of assurance regarding the timing of completion of the pending and proposed transactions and related risks associated with the ongoing operations and activities of the Sports Betting Business, that certain deferred tax assets may not be realized relative to the anticipated tax gain from these divestitures, that the transactions will yield additional value or will not adversely impact our business, financial results, results of operations, cash flows or stock price;
•our inability to successfully execute our new strategy and impending rebranding initiative;
•our inability to further de-lever and position the Company for enhanced growth with net proceeds from the Pending Divestiture;
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
Due to rounding, certain numbers presented herein may not precisely recalculate.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Services	$445	$444	$876	$808
Product sales	165	137	307	226
Total revenue	610	581	1,183	1,034
Operating expenses:
Cost of services(1)	92	96	182	183
Cost of product sales(1)	88	63	159	103
Selling, general and administrative	179	180	354	339
Research and development	56	48	109	93
Depreciation, amortization and impairments	107	96	215	193
Restructuring and other	42	30	78	51
Operating income	46	68	86	72
Other (expense) income:
Interest expense	(70)	(119)	(186)	(240)
Loss on debt financing transactions	(147)	—	(147)	—
Gain (loss) on remeasurement of debt and other	20	(7)	27	18
Other income, net	2	13	7	20
Total other expense, net	(195)	(113)	(299)	(202)
Net loss from continuing operations before income taxes	(149)	(45)	(213)	(130)
Income tax expense	(1)	(6)	(4)	(9)
Net loss from continuing operations	(150)	(51)	(217)	(139)
Net income from discontinued operations, net of tax(2)	3,445	164	3,540	243
Net income	3,295	113	3,323	104
Less: Net income attributable to noncontrolling interest	4	4	6	10
Net income attributable to L&W	$3,291	$109	$3,317	$94

Per Share - Basic:
Net loss from continuing operations	$(1.62)	$(0.58)	$(2.33)	$(1.55)
Net income from discontinued operations	36.23	1.71	36.94	2.53
Net income attributable to L&W	$34.61	$1.13	$34.61	$0.98

Per Share - Diluted:
Net loss from continuing operations	$(1.62)	$(0.58)	$(2.33)	$(1.55)
Net income from discontinued operations	36.23	1.71	36.94	2.53
Net income attributable to L&W	$34.61	$1.13	$34.61	$0.98

Weighted average number of shares used in per share calculations:
Basic shares	95	96	96	96
Diluted shares	95	96	96	96

(1) Excludes D&A.
(2) The three and six months periods ended June 30, 2022 include pre-tax gain of $4,568 million on sale of Lottery Business (see Note 2).

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$3,295	$113	$3,323	$104
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	(46)	1	(78)	1
Derivative financial instruments unrealized gain, net of tax	2	4	5	9
Other comprehensive (loss) income from continuing operations	(44)	5	(73)	10
Other comprehensive (loss) income from discontinued operations	(4)	6	(12)	9
Total comprehensive income	3,247	124	3,238	123
Less: comprehensive income attributable to noncontrolling interest	4	4	6	10
Comprehensive income attributable to L&W	$3,243	$120	$3,232	$113

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$928	$585
Restricted cash	44	41
Receivables, net of allowance for credit losses $46 and $52, respectively	415	423
Inventories	129	98
Prepaid expenses, deposits and other current assets	126	88
Assets of businesses held for sale	106	497
Total current assets	1,748	1,732
Non-current assets:
Restricted cash	7	9
Receivables, net of allowance for credit losses $2 and $2, respectively	15	17
Property and equipment, net	205	213
Operating lease right-of-use assets	51	51
Goodwill	2,932	2,892
Intangible assets, net	837	946
Software, net	121	117
Deferred income taxes	93	349
Other assets	43	80
Assets of businesses held for sale	429	1,477
Total assets	$6,481	$7,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$24	$44
Accounts payable	164	204
Accrued liabilities	359	428
Income taxes payable	681	16
Liabilities of businesses held for sale	26	282
Total current liabilities	1,254	974
Deferred income taxes	143	35
Operating lease liabilities	40	40
Other long-term liabilities	158	170
Long-term debt, excluding current portion	3,878	8,646
Liabilities of businesses held for sale	42	124
Total liabilities	5,515	9,989
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share, 199 shares authorized; 115 and 114 shares issued, respectively, and 94 and 97 shares outstanding, respectively	1	1
Additional paid-in capital	1,375	1,337
Retained earnings (accumulated loss)	159	(3,158)
Treasury stock, at cost, 21 and 17 shares, respectively	(378)	(175)
Accumulated other comprehensive loss	(346)	(261)
Total L&W stockholders’ equity (deficit)	811	(2,256)
Noncontrolling interest	155	150
Total stockholders’ equity (deficit)	966	(2,106)
Total liabilities and stockholders’ equity (deficit)	$6,481	$7,883

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,323	$104
Less: Income from discontinued operations, net of tax	(3,540)	(243)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations	369	245
Changes in working capital accounts, excluding the effects of acquisitions	(145)	—
Changes in deferred income taxes and other	6	4
Net cash provided by operating activities from continuing operations	13	110
Net cash provided by operating activities from discontinued operations	44	162
Net cash provided by operating activities	57	272
Cash flows from investing activities:
Capital expenditures	(100)	(75)
Acquisitions of businesses, net of cash acquired	(116)	—
Proceeds from settlement of cross-currency interest rate swaps	50	—
Other	(4)	9
Net cash used in investing activities from continuing operations	(170)	(66)
Net cash provided by (used in) investing activities from discontinued operations(1)	5,629	(32)
Net cash provided by (used in) investing activities	5,459	(98)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	230	—
Repayments under SGI revolving credit facility	(230)	(250)
Proceeds from issuance of senior notes and term loans	2,200	—
Repayment of notes and term loans (including redemption premium)	(6,984)	—
Payments on long-term debt	(98)	(21)
Payments of debt issuance and deferred financing costs	(37)	—
Payments on license obligations	(24)	(24)
Purchase of treasury stock	(203)	—
Purchase of SciPlay’s common stock	(7)	—
Net redemptions of common stock under stock-based compensation plans and other	(33)	(21)
Net cash used in financing activities from continuing operations	(5,186)	(316)
Net cash used in financing activities from discontinued operations	(3)	(8)
Net cash used in financing activities	(5,189)	(324)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—
Increase (decrease) in cash, cash equivalents and restricted cash	321	(150)
Cash, cash equivalents and restricted cash, beginning of period	701	1,143
Cash, cash equivalents and restricted cash, end of period	1,022	993
Less: Cash, cash equivalents and restricted cash of discontinued operations	43	74
Cash, cash equivalents and restricted cash of continuing operations, end of period	$979	$919

Supplemental cash flow information:
Cash paid for interest	$219	$229
Income taxes paid	23	13
Distributed earnings from equity investments	4	15
Supplemental non-cash transactions:
Non-cash interest expense	$9	$12

(1) Six months ended June 30, 2022 include $5,659 million in gross cash proceeds from the Lottery Business sale, net of cash, cash equivalents and restricted cash transferred.

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global game company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers, including casual gaming; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Our portfolio of revenue-generating activities in the discontinued operations primarily has included providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities.
We report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
Effective April 28, 2022, we changed our name to Light & Wonder, Inc. This change is in part due to the sale of the Lottery Business that will continue to use our previous name, Scientific Games, and also to align with our vision of becoming the leading cross-platform global game company.
On September 27, 2021, we entered into a definitive agreement to sell our Sports Betting Business to Endeavor Group Holdings, Inc. (“Endeavor”) in a cash and stock transaction. On June 30, 2022, we entered into an amendment to the agreement, under which the cash consideration was reduced from $1,000 million to $750 million and the stock consideration was reduced from approximately 7.6 million shares of Endeavor Class A common stock (valued at approximately $200 million as of the date of the purchase agreement) to approximately 2.3 million shares of Endeavor Class A common stock (valued at approximately $50 million as of the date of the amendment and based on the volume weighted average price of Endeavor Class A common stock in the twenty days before the date of the amendment). The amendment additionally waives the closing condition requiring regulatory approval by the Nevada Gaming Control Board and extends the agreement date to December 30, 2022 if certain conditions to closing are not met by September 27, 2022. The sale of the Sports Betting Business is expected to be completed in the third quarter of 2022, subject to applicable regulatory approvals and other customary conditions.
During the second quarter of 2022, we completed the previously announced divestiture of the Lottery Business and received $5.7 billion in gross cash proceeds.
We have reflected the financial results of these businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented and until the completion of disposition of these businesses. Refer to Note 2 for further information.
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
In the opinion of L&W and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2021 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2021 10-K.
Computation of Basic and Diluted Net Income Attributable to L&W Per Share
Basic and diluted net income attributable to L&W per share is based upon net income attributable to L&W divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income from continuing operations.
Basic and diluted net income attributable to L&W per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2 million of stock options and 2 million of RSUs outstanding as of June 30, 2022 from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2022. We excluded 2 million of stock options and 3 million of RSUs outstanding as of June 30, 2021 from the calculation of diluted weighted-average common shares outstanding for the three and six months ended June 30, 2021.
Acquisitions
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
Playzido Limited (“Playzido”)
In April 2022, we acquired Playzido, a dynamic content creation platform provider and game supplier, which is expected to accelerate the pace at which we can partner with game studios and operators to expand our iGaming content offering.
We accounted for these acquisitions using the acquisition method of accounting, allocating the total consideration transferred to acquired tangible and intangible assets and assumed liabilities based on estimated fair values. The estimated fair values of the acquired assets, assumed liabilities and resulting goodwill are subject to adjustment as we finalize our purchase price accounting. The following table summarizes an aggregate disclosure related to the acquisitions above and is based on the preliminary purchase price allocation expected to be finalized by the fourth quarter of 2022:

Total Consideration	Cash paid, net of cash acquired(1)	Contingent consideration/Redeemable non-controlling interest(2)	Allocation of purchase price to Intangible assets, net(3)	Weighted average useful life of acquired intangible assets		Excess purchase price allocated to Goodwill(4)
$147	$113	$25	$40	6	Years	$101

(1) Exclusive of $6 million acquired in short term investments.
(2) Fair values were determined using an income approach primarily based on reaching certain revenue and earnings-based metrics, with discount rates ranging between 2% and 16% and a maximum payout of up to $213 million.

(3) Intangible assets primarily consist of intellectual property, consisting of games technology and content platforms, and trade names. The fair value of these intangible assets was determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The discount rates used in the valuation analyses ranged between 16% and 18%. Royalty rates used for the trade names as well as acquired game content and related technology ranged between 1% and 3% and 20% and 21%, respectively.

(4) The factors contributing to the recognition of acquisition goodwill are based on game portfolio and platform diversification, expected synergies, assembled workforce and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.
The revenue and earnings associated with the above acquisitions are immaterial to our current and historical consolidated financial statements.
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
(2) Discontinued Operations
During the second quarter of 2022, we completed the previously announced divestiture of the Lottery Business, received $5.7 billion in gross cash proceeds and recorded a pre-tax gain on sale of the Lottery Business of $4.6 billion.
We have reflected the financial results of the Lottery Business and Sports Betting Business as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented and until the completion of disposition of these businesses.
The summarized results of our discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$51	$299	$339	$575
Total cost of revenue(1)	18	144	168	283
Other operating expenses(2)	108	60	149	120
Operating (loss) income	(75)	95	22	172
Total other income, net	—	71	7	73
Net (loss) income from discontinued operations before income taxes	(75)	166	29	245
Gain on sale of Lottery Business before income taxes	4,568	—	4,568	—
Total net income from discontinued operations before income taxes	4,493	166	4,597	245
Income tax expense	(1,048)	(2)	(1,057)	(2)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$3,445	$164	$3,540	$243

(1) Excludes D&A.
(2) Includes D&A of $27 million and $53 million for the three and six months ended June 30, 2021, respectively, along with stock-based compensation of $4 million and $11 million for the three and six months ended June 30, 2022, respectively, and $5 million and $9 million for the three and six months ended June 30, 2021, respectively. Due to the discontinued operations classification of these businesses as of the third quarter of 2021, the D&A for these businesses has ceased and none was included for the three and six months ended June 30, 2022. The three and six months ended June 30, 2022 also include $78 million related to direct transaction closing fees.

The following table summarizes the major classes of assets and liabilities of businesses held for sale.

	As of
	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$43	$44
Restricted cash	—	22
Receivables, net	40	214
Inventories	—	94
Prepaid expenses deposits and other current assets	23	123
Total current assets of businesses held for sale	106	497
Property and equipment, net	8	217
Intangible assets and software, net	163	304
Goodwill	242	623
Equity investments	—	251
Other assets	16	82
Total non-current assets of businesses held for sale	429	1,477
Total assets of businesses held for sale	$535	$1,974

LIABILITIES
Accounts payable	$1	$95
Accrued liabilities and other	25	187
Total current liabilities of businesses held for sale	26	282
Operating lease liabilities	8	34
Other	34	90
Total non-current liabilities of businesses held for sale	42	124
Total liabilities of businesses held for sale	$68	$406

(3) Revenue Recognition
The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gaming
Gaming operations(1)	$163	$181	$319	$294
Gaming machine sales	123	100	226	155
Gaming systems	60	52	111	94
Table products	44	34	89	68
Total	$390	$367	$745	$611

SciPlay
Mobile in-app purchases	$138	$136	$277	$269
Web in-app purchases and other(2)	22	18	41	36
Total	$160	$154	$318	$305

iGaming	$60	$60	$120	$118

(1) Gaming operations revenue for the three and six months ended June 30, 2021 benefited from $38 million and $44 million U.K. FOBT VAT recovery (the “VAT recovery”) received from certain U.K. customers related to a 2020 U.K. court ruling associated with overcharging of value-added tax for gaming operators that consequently reduced our net gaming revenues related to these customers and arrangements.

(2) Other primarily represents revenue generated from providing advertising platforms with access to SciPlay’s game software platform, which facilitates the placement of advertising inventory, which was not material in the periods presented.

The amount of rental income revenue that is outside the scope of ASC 606 was $118 million and $231 million for the three and six months ended June 30, 2022, respectively, and $119 million and $182 million for the three and six months ended June 30, 2021, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30, 2022
Contract liability balance, beginning of period(1)	$37
Liabilities recognized during the period	6
Amounts recognized in revenue from beginning balance	(11)
Contract liability balance, end of period(1)	$32

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

	Receivables	Contract Assets(1)
Beginning of period balance	$440	$19
End of period balance, June 30, 2022	430	26

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of June 30, 2022, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.

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
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. The accounting policies of our business segments are the same as those described within the Notes in our 2021 10-K. The following tables present our segment information:

	Three Months Ended June 30, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$390	$160	$60	$—	$610
AEBITDA(2)	179	41	21	(29)	$212
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(82)	(6)	(13)	(6)	(107)
Restructuring and other	(1)	(1)	(14)	(26)	(42)
Interest expense				(70)	(70)
Loss on debt refinancing transactions				(147)	(147)
Gain on remeasurement of debt and other				20	20
Other income, net				2	2
Stock-based compensation				(17)	(17)
Net loss from continuing operations before income taxes					$(149)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.
(2) AEBITDA is reconciled to net loss from continuing operations before income taxes with the following adjustments: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items; (3) interest expense; (4) loss on debt refinancing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other income, net, including foreign currency (gains) losses and earnings from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Three Months Ended June 30, 2021
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$367	$154	$60	$—	$581
AEBITDA(2)	194	48	20	(30)	$232
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(72)	(4)	(13)	(7)	(96)
Restructuring and other	(3)	(1)	1	(27)	(30)
Interest expense				(119)	(119)
Loss on remeasurement of debt and other				(7)	(7)
Other income, net				11	11
Stock-based compensation				(36)	(36)
Net loss from continuing operations before income taxes					$(45)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Six Months Ended June 30, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$745	$318	$120	$—	$1,183
AEBITDA(2)	350	85	41	(62)	$414
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(165)	(10)	(27)	(13)	(215)
Restructuring and other	(4)	(3)	(14)	(57)	(78)
Interest expense				(186)	(186)
Loss on debt refinancing transactions				(147)	(147)
Gain on remeasurement of debt and other				27	27
Other income, net				4	4
Stock-based compensation				(32)	(32)
Net loss from continuing operations before income taxes					$(213)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Six Months Ended June 30, 2021
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$611	$305	$118	$—	$1,034
AEBITDA(2)	301	94	41	(62)	$374
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(147)	(7)	(25)	(14)	(193)
Restructuring and other	(6)	(1)	—	(44)	(51)
Interest expense				(240)	(240)
Gain on remeasurement of debt and other				18	18
Other income, net				17	17
Stock-based compensation				(55)	(55)
Net loss from continuing operations before income taxes					$(130)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee severance and related	$1	$—	$2	$1
Strategic review and related	22	16	52	26
Contingent acquisition consideration(1)	12	—	12	—
Restructuring, integration and other	7	14	12	24
Total	$42	$30	$78	$51

(1) Represents contingent consideration fair value adjustment (see Note 12).
(6) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	June 30, 2022	December 31, 2021
Current:
Receivables	$461	$475
Allowance for credit losses	(46)	(52)
Current receivables, net	415	423
Long-term:
Receivables	17	19
Allowance for credit losses	(2)	(2)
Long-term receivables, net	15	17
Total receivables, net	$430	$440
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	June 30, 2022	Balances over 90 days past due	December 31, 2021	Balances over 90 days past due
Receivables:
U.S. and Canada	$293	$25	$321	$37
International	185	28	173	44
Total receivables	478	53	494	81

Receivables allowance:
U.S. and Canada	(21)	(6)	(18)	(6)
International	(27)	(25)	(36)	(19)
Total receivables allowance	(48)	(31)	(54)	(25)
Receivables, net	$430	$22	$440	$56
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.

The activity in our allowance for receivable credit losses for each of the three and six months ended June 30, 2022 and 2021 is as follows:

	2022			2021
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(54)	$(18)	$(36)	$(81)
Provision	(3)	(3)	—	1
Charge-offs and recoveries	7	—	7	2
Allowance for credit losses as of March 31	(50)	(21)	(29)	(78)
Provision	(1)	(1)	—	(2)
Charge-offs and recoveries	3	1	2	17
Allowance for credit losses as of June 30	$(48)	$(21)	$(27)	$(63)

As of June 30, 2022, 5% of our total receivables, net, were past due by over 90 days compared to 13% as of December 31, 2021.
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

	As of June 30, 2022
	Total	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$78	$40	$38
Allowance for credit losses	(25)	(14)	(11)
Receivables, net	$53	$26	$27
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2022 and December 31, 2021, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(7) Inventories
Inventories consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Parts and work-in-process	$100	$70
Finished goods	29	28
Total inventories	$129	$98
    Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consists of gaming machines for sale.

(8) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Land	$6	$6
Buildings and leasehold improvements	55	55
Gaming machinery and equipment	680	712
Furniture and fixtures	21	22
Construction in progress	14	9
Other property and equipment	88	84
Less: accumulated depreciation	(659)	(675)
Total property and equipment, net	$205	$213
Depreciation expense is excluded from Cost of services, Cost of product sales and Other operating expenses and is separately presented within D&A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$27	$30	$55	$61
(9) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$905	$(480)	$425	$911	$(445)	$466
Intellectual property	928	(690)	238	914	(670)	244
Licenses	439	(375)	64	472	(380)	92
Brand names	130	(102)	28	132	(97)	35
Trade names	163	(88)	75	158	(54)	104
Patents and other	14	(7)	7	12	(7)	5
Total intangible assets	$2,579	$(1,742)	$837	$2,599	$(1,653)	$946
The following reflects intangible amortization expense included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$60	$46	$120	$91

Goodwill
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2021 to June 30, 2022.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2021	$2,405	$126	$361	$2,892
Acquired goodwill	—	93	8	101
Foreign currency adjustments	(28)	(5)	(28)	(61)
Balance as of June 30, 2022	$2,377	$214	$341	$2,932

(1) Accumulated goodwill impairment charges for the Gaming segment as of June 30, 2022 were $989 million.
(10) Software, net
Software, net consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Software	$1,019	$996
Accumulated amortization	(898)	(879)
Software, net	$121	$117
The following reflects amortization of software included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$20	$20	$40	$41

(11) Long-Term and Other Debt
Outstanding Debt and Finance Leases
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	June 30, 2022					December 31, 2021
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Term Loan B-5	2024	variable	$—	$—	$—	$3,982
SciPlay Revolver	2024	variable	—	—	—	—
SGI Revolver	2027	variable	—	—	—	—
SGI Term Loan B	2029	variable	2,200	(32)	2,168	—
SGI Senior Notes:
2025 Secured Notes	2025	5.000%	—	—	—	1,240
2026 Secured Euro Notes	2026	3.375%	—	—	—	364
2025 Unsecured Notes	2025	8.625%	550	(5)	545	544
2026 Unsecured Euro Notes	2026	5.500%	—	—	—	280
2026 Unsecured Notes	2026	8.250%	—	—	—	1,090
2028 Unsecured Notes	2028	7.000%	700	(8)	692	692
2029 Unsecured Notes	2029	7.250%	500	(6)	494	494
Other	2023	4.089%	3	—	3	4
Total long-term debt outstanding			$3,953	$(51)	$3,902	$8,690
Less: current portion of long-term debt					(24)	(44)
Long-term debt, excluding current portion					$3,878	$8,646
Fair value of debt(1)			$3,742

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

With the issuance of the new term loan facility and using the proceeds from the divestiture of the Lottery Business (see Note 1), we retired and redeemed the following outstanding debt and paid accrued and unpaid interest thereon plus related premiums, fees and expenses:

Debt instrument	Interest rate	Maturity	Face value as of March 31, 2022	Paid interest	Premium, other fees and expenses
SGI Term Loan B-5(1)	variable	2024	$4,008	$5	$33
Senior Secured Notes	5.000%	2025	1,250	31	31
Senior Secured Euro Notes	3.375%	2026	361	2	6
Senior Unsecured Euro Notes	5.500%	2026	278	3	8
Senior Unsecured Notes	8.250%	2026	1,100	7	45
Total			$6,997	$48	$123

(1) Premium, other fees and expenses include fees associated with SGI Term Loan B.
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
We were in compliance with the financial covenants under all debt agreements as of June 30, 2022 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2021 10-K).
Loss on Debt Refinancing Transactions
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three and six months ended June 30, 2022. No such transactions occurred during the three and six months ended June 30, 2021.

Three and Six Months Ended June 30, 2022
Repayment of principal balance at premium	$90
Unamortized debt (premium) discount and deferred financing costs, net	57
Total loss on debt refinancing transactions	$147
For additional information regarding the terms of our credit facilities, Secured Notes and Unsecured Notes, which were unaffected by the April 2022 Refinancing transactions, see Note 15 in our 2021 10-K.
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
Derivative Financial Instruments
As of and for the six months ended June 30, 2022, we held the following derivative instruments that were accounted for pursuant to ASC 815:
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

In April 2022, we entered into new interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month CME Term SOFR. The total notional amount of interest rate swaps was $700 million as of June 30, 2022. These hedges mature in April 2027.
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
The following table shows the Gain (loss) and Interest expense recognized on our interest rate swap contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain recorded in accumulated other comprehensive loss, net of tax	$2	$4	$5	$9
Interest expense recorded related to interest rate swap contracts	3	4	6	9
We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Interest expense		Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(70)	$(119)	$(186)	$(240)
Hedged item	(4)	(4)	(7)	(9)
Derivative designated as hedging instrument	1	—	1	—
Cross-Currency Interest Rate Swaps
We entered into certain cross-currency interest rate swap agreements to achieve more beneficial interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. We designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the fair value of the $460 million cross-currency interest rate swaps was reported in Foreign currency translation gain (loss) in Accumulated other comprehensive loss. The cross-currency basis spread (along with other components of the cross-currency swap’s fair value excluded from the spot method effectiveness assessment) were amortized and recorded to Interest expense. We evaluated the effectiveness of our net investment hedge at the beginning of each quarter.
In April 2022 and as a result of the April 2022 Refinancing, we settled our cross-currency interest rate swaps and received approximately $50 million in cash proceeds.

The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	June 30, 2022	December 31, 2021
Interest rate swaps(1)(2)	Other liabilities	$—	$3
Interest rate swaps(1)(3)	Other assets	1	—
Cross-currency interest rate swaps(1)(4)	Other assets	—	42
(1) The inputs used to measure the fair value of our interest rate swap contracts were categorized as Level 2 in the fair value hierarchy.
(2) Contracts matured in February 2022.
(3) Contracts mature in April 2027.
(4) Gains of $— million and $4 million for the three and six months ended June 30, 2022, respectively, and loss of $8 million and gain of $13 million for the three and six months ended June 30, 2021, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive income (loss).

Net Investment Non-derivative Hedge — 2026 Secured Euro Notes
As a result of the April 2022 Refinancing described above, we redeemed all of 2026 Secured Euro Notes and no longer have a designated net investment hedge.
Contingent Acquisition Consideration Liabilities
In connection with our acquisitions, we have recorded certain contingent consideration liabilities (including redeemable non-controlling interest), of which the values are primarily based on reaching certain earnings-based metrics. The related liabilities were recorded at fair value on their respective acquisition dates as a part of the consideration transferred and are remeasured each reporting period (other than for redeemable non-controlling interest, which is measured based on its redemption value). The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2021 to June 30, 2022.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2021	$51	$3	$48
Additions	27
Payments	(3)
Fair value adjustments(1)	12
Balance as of June 30, 2022	$87	$37	$50

(1) Amount included in Restructuring and other (see Note 5).

(13) Stockholders’ Equity (Deficit)
Changes in Stockholders’ Equity (Deficit)
The following tables present certain information regarding our stockholders’ equity (deficit) as of June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2022	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards and other, net	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings	—	(31)	—	—	—	—	(31)
Purchase of treasury stock	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	17	—	—	—	—	17
Net income	—	—	26	—	—	2	28
Other comprehensive loss	—	—	—	—	(37)	—	(37)
March 31, 2022	$1	$1,366	$(3,132)	$(226)	$(298)	$152	$(2,137)
Vesting of RSUs, net of tax withholdings and other	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(152)	—	—	(152)
Purchase of SciPlay’s common stock	—	(6)	—	—	—	(1)	(7)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	3,291	—	—	4	3,295
Other comprehensive loss(1)	—	—	—	—	(48)	—	(48)
June 30, 2022	$1	$1,375	$159	$(378)	$(346)	$155	$966

(1) Includes reclassification of $23 million accumulated other comprehensive loss into income due to the sale of Lottery Business (see Note 2).

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2021	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(13)	—	—	—	—	(13)
Stock-based compensation	—	17	—	—	—	—	17
Net (loss) income	—	—	(15)	—	—	6	(9)
Other comprehensive income	—	—	—	—	8	—	8
March 31, 2021	$1	$1,272	$(3,544)	$(175)	$(210)	$135	$(2,521)
Vesting of RSUs, net of tax withholdings and other	—	(4)	—	—	—	—	(4)
Stock-based compensation	—	31	—	—	—	—	31
Net income	—	—	109	—	—	4	113
Other comprehensive income	—	—	—	—	11	—	11
June 30, 2021	$1	$1,299	$(3,435)	$(175)	$(199)	$139	$(2,370)

Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs in our continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related to L&W stock options	$1	$16	$1	$22
Related to L&W RSUs	15	17	27	28
Related to SciPlay RSUs	1	3	4	5
Total	$17	$36	$32	$55

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended June 30, 2022 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	2.7	$32.03
Granted	1.5	$58.30
Vested	(1.7)	$38.08
Cancelled	(0.3)	$33.87
Unvested RSUs as of June 30, 2022	2.2	$45.17
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2022 and 2021 was $58.30 and $53.37, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of June 30, 2022, we had $73 million in total unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years, of which $5 million related to employees of discontinued operations. The fair value at vesting date of RSUs vested during the six months ended June 30, 2022 and 2021 was $62.4 million and $42.4 million, respectively.
Share Repurchase Programs
As described in Note 17 within our 2021 10-K and in our Current Report on Form 8-K filed with the SEC on March 1, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock over a three-year period. During the six months ended June 30, 2022, we repurchased 3.7 million shares of common stock under the program at an aggregate cost of $203 million and an average of $55.39 per share.
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. During the six months ended June 30, 2022, SciPlay repurchased 0.5 million shares of Class A common stock under the program at an aggregate cost of $7 million and an average of $13.76 per share.
(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of June 30, 2022.
Our income tax expense (including discrete items) was $1 million and $4 million for the three and six months ended June 30, 2022, respectively, and $6 million and $9 million for the three and six months ended June 30, 2021, respectively. In 2022, our effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of not benefiting year to date losses in continuing operations in accordance with the intra-period tax expense/benefit allocation rules as generally prescribed under ASC 740-20. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances, including our 19% noncontrolling interest in SciPlay.

The divestiture of the Lottery Business is estimated to generate approximately $665 million of net cash taxes, after considering the utilization of tax attributes.
(15) Leases
Our total operating lease expense for the three and six months ended June 30, 2022 was $4 million and $10 million, respectively, and $5 million and $11 million for the three and six months ended June 30, 2021, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$51	$51
Accrued liabilities	16	16
Operating lease liabilities	40	40
Total operating lease liabilities	$56	$56

Weighted average remaining lease term, units in years	4	4
Weighted average discount rate	5%	5%

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11	$9
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$12	$2
Lease liability maturities:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Less Imputed Interest	Total
Operating leases	$9	$17	$14	$11	$7	$3	$(5)	$56
As of June 30, 2022, we did not have material additional operating leases that have not yet commenced.
(16) Litigation
We are involved in various legal proceedings, which are described in Note 20 within our 2021 10-K. There have been no material changes to these matters since the 2021 10-K was filed with the SEC on March 1, 2022, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $27 million for all of our legal matters that were contingencies both as of June 30, 2022 and December 31, 2021.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30.2 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, SGI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, SGI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022. On May 24, 2022, the case was transferred from the Council of State to the Tribunal for further proceedings.
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

Tonkawa Tribe Matter
On September 3, 2020, the Tonkawa Tribe of Indians of Oklahoma d/b/a Tonkawa Enterprises filed a putative class action complaint in the United States District Court for the District of Nevada against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. On October 5, 2020, the plaintiff filed a first amended complaint to add Cow Creek Band of Umpqua Tribe of Indians and the Umpqua Indian Development Corp., d/b/a Seven Feathers Casino as a plaintiff. On October 26, 2020, the plaintiffs filed a second amended complaint. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for card shufflers sold or leased to regulated casinos in the United States. The plaintiffs seek to represent a putative class of all regulated United States casinos directly leasing or purchasing card shufflers from the defendants on or after April 1, 2009. The complaint seeks unspecified money damages, the award of plaintiff’s costs of suit, including reasonable attorneys’ fees and expert fees, and the award of pre-judgment and post-judgment interest. On November 19, 2020, the defendants filed a motion to dismiss plaintiffs’ second amended complaint or, in the alternative, to compel arbitration of plaintiffs’ claims. On November 20, 2020, Plaintiffs filed a motion for partial summary judgment, seeking a finding that defendants are collaterally estopped from re-litigating issues litigated in the 2018 litigation versus Shuffle Tech International Corp., Aces Up Gaming, and Poydras-Talrick Holdings. On August 27, 2021, the Nevada district court entered an order transferring the lawsuit to the United States District Court for the Northern District of Illinois. On May 19, 2022, the Illinois district court granted defendants’ motion to compel arbitration of plaintiffs’ individual claims; stayed all proceedings in the lawsuit pending resolution of the arbitral process; and accordingly dismissed all pending motions without prejudice as moot. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
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
On October 29, 2020, the trial court consolidated the Giuliano and Rancho’s Club Casino matters. On October 30, 2020, the plaintiffs in the consolidated action filed a first amended consolidated complaint. On November 9, 2020, the defendants filed a motion to dismiss the plaintiffs’ first amended consolidated complaint, and also filed a motion to compel arbitration of plaintiff Alfred T. Giuliano’s individual claims. On May 19, 2022, the Illinois district court granted defendants’ motion to compel arbitration; stayed all proceedings in the lawsuit pending resolution of the arbitral process; and accordingly dismissed all pending motions without prejudice. On May 31, 2022, defendants filed a motion to lift the stay of the lawsuit for the limited purpose of amending the court’s May 19, 2022 order to confirm that plaintiff Alfred T. Giuliano must proceed to arbitration on an individual basis rather than a class-wide basis. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the consolidated lawsuit are without merit, and intend to vigorously defend against them.
Casino Queen Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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

BUSINESS OVERVIEW
We are a leading cross-platform global game company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers, including casual gaming; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Our portfolio of revenue-generating activities in the discontinued operations primarily has included providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities.
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

Recent Events
•Re-branding - On April 18, 2022, we changed our name to “Light & Wonder, Inc.”
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
•Lottery Divestiture - During the second quarter of 2022, we completed the divestiture of the Lottery Business and received $5.7 billion of gross cash proceeds.
•Sports Divestiture - On June 30, 2022, we entered into an amendment to the agreement to sell our Sports Betting Business to Endeavor Group Holdings, Inc. (“Endeavor”), under which we are expected to receive $750 million in cash and an estimated $50 million in Endeavor Class A common stock, based on the volume weighted average price of such stock in the twenty days before the date of the amendment, or total gross proceeds of $800 million. The amendment also increases the speed and certainty of closing by modifying the conditions for closing, including Endeavor’s agreement to waive the closing condition requiring regulatory approval by the Nevada Gaming Control Board. The sale of the Sports Betting Business is expected to be completed in the third quarter of 2022, subject to applicable regulatory approvals and other customary conditions (see Note 1).
•Share Repurchases - Since the initiation of the program on March 3, 2022 and through June 30, 2022, we returned $203 million of capital to shareholders through the repurchase of 3.7 million shares of common stock.
•Acquisitions - In March 2022, SciPlay acquired Alictus, a Turkey-based hyper-casual game studio that expands the SciPlay business in the casual gaming market for approximately $106 million cash consideration, net of cash acquired. In April 2022, we acquired Playzido, a dynamic content creation platform provider and game supplier, which is expected to accelerate the pace at which we can partner with game studios and operators to expand our iGaming content offering. For additional details regarding these acquisitions, see Note 1.

Impact of COVID-19
While the COVID-19 pandemic had impacted our operating results during the first half of 2021, the operating results substantially recovered during the second half of 2021 due to the lifting of COVID-19 restrictions, such as social distancing and mask mandates. We continue to see fluctuations in infection rates and regulations for various regions along with ongoing domestic and international travel restrictions or warnings, social distancing measures, reduced operating capacity and an overall economic and general uncertainty regarding the magnitude and length of time that these disruptions will continue. Additionally, the COVID-19 pandemic has impacted supply chains in numerous industries, causing shortages of inputs/outputs, which in turn put inflationary pressures on the economy as a whole. Inflationary pressures may have an impact on discretionary income as people allocate more of their disposable income toward higher priced necessity goods and services, which could impact our customers. These circumstances may change in the future and such changes could be material.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$41	7%	$71	12%	$83	7%	$96	9%
Euro	50	8%	33	6%	96	8%	59	6%
CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Total revenue	$610	$581	$29	5%	$1,183	$1,034	$149	14%
Total operating expenses	564	513	51	10%	1,097	962	135	14%
Operating income	46	68	(22)	(32)%	86	72	14	(19)%
Net loss from continuing operations before income taxes	(149)	(45)	(104)	(231)%	(213)	(130)	(83)	(64)%
Net loss from continuing operations	(150)	(51)	(99)	(194)%	(217)	(139)	(78)	(56)%
Net income from discontinued operations, net of tax(1)	3,445	164	3,281	nm	3,540	243	3,297	nm
Net income attributable to L&W	3,291	109	3,182	nm	3,317	94	3,223	nm

nm = not meaningful
(1) The three and six months periods ended June 30, 2022 include pre-tax gain of $4,568 million on sale of Lottery Business (see Note 2).

Revenue

Consolidated Revenue by Business Segment
(in millions)

Three Months Ended June 30, 2022 and 2021	Six Months Ended June 30, 2022 and 2021
The increase in Gaming revenue for the three and six months ended June 30, 2022 was primarily due to the continued rebounding of operations since the adverse impacts of COVID-19 on 2021 comparable results, which was driven by continued increases in demand for our products and services. We are seeing continued growth and strength within our Gaming business segment. Gaming operations revenue for the three and six months ended June 30, 2021 benefited from $38 million and $44 million, respectively, due to the VAT recovery received from certain U.K. customers. The VAT recovery is related to a 2020 U.K. court ruling, associated with overcharging of value-added tax for previous services rendered to gaming operators and consequently reduced our net gaming revenue related to these customers and arrangements.
SciPlay revenue increased for both periods primarily as a result of an increase in advertising revenue following the Alictus acquisition in the first quarter of 2022 as well as an increase in average monthly paying users and higher payer conversion rate.
The increase in iGaming revenue of 2% for the six months ended June 30, 2022 was driven by growth in the U.S. from the strength of our original content coupled with revenue related to acquisitions completed in the second half of 2021. The prior year revenue benefited from increased player activity and turnover during COVID-19 lockdowns and social restrictions and was adversely impacted by new regulations introduced in certain European countries. Current year periods were negatively impacted by unfavorable impact of foreign-currency translation due to strengthening U.S. Dollar.
Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Operating expenses:
Cost of services	$92	$96	$(4)	(4)%	$182	$183	$(1)	(1)%
Cost of product sales	88	63	25	40%	159	103	56	54%
Selling, general and administrative	179	180	(1)	(1)%	354	339	15	4%
Research and development	56	48	8	17%	109	93	16	17%
Depreciation, amortization and impairments	107	96	11	11%	215	193	22	11%
Restructuring and other	42	30	12	40%	78	51	27	53%
Total operating expenses	$564	$513	$51	10%	$1,097	$962	$135	14%
Cost of Revenue
Total cost of revenue for the three and six months ended June 30, 2022 increased as a direct result of higher revenue as described above, driven by $25 million and $56 million, respectively, in higher cost of product revenue primarily associated with higher gaming machine sales.

SG&A
SG&A remained relatively flat for the three months ended June 30, 2022 as compared to the prior year period, as lower stock-based compensation expense was mostly offset by higher user acquisition costs in the SciPlay segment. SG&A increased for the six months ended June 30, 2022 as compared to the prior year period, primarily due to higher salaries and benefits in the Gaming and SciPlay segments as a result of increased employee headcount in order to support operations returning to higher activity levels, coupled with higher SciPlay user acquisition costs, partially offset by lower stock-based compensation expense.
R&D
The increase in R&D for both periods was primarily due to higher salaries and benefits in the Gaming and SciPlay segments as a result of increased employee headcount in order to support operations returning to higher activity levels, coupled with investments supporting ongoing growth.
D&A
The increase in D&A was primarily due to approximately $17 million and $33 million for the three and six months ended June 30, 2022, respectively, related to accelerated amortization of certain of our legacy trade names triggered by corporate wide re-branding (see Note 11 in our 2021 10-K for further details), which was partially offset by fully depreciated assets related to prior acquisitions, net of 2021 acquisitions.
Restructuring and Other
The increase in restructuring and other in both periods was primarily due to higher professional services, legal and other charges related to strategic review including the divestitures (see Note 5). The current year periods also include $12 million related to contingent consideration remeasurement charges (see Note 12).
Other Factors Affecting Net Income Attributable to L&W

	Three Months Ended June 30,		Six Months Ended June 30,		Factors Affecting Net Income (Loss) Attributable to L&W
(in millions)	2022	2021	2022	2021	2022 vs. 2021
Interest expense	$(70)	$(119)	$(186)	$(240)	The decreases in interest expense for the three and six months ended June 30, 2022 reflect the favorable impact of the April 2022 Refinancing resulting in lower interest costs.
Loss on debt financing transactions	(147)	—	(147)	—	Loss on debt financing transactions consummated during the second quarter of 2022 includes a $90 million charge associated with premiums paid to redeem $1,250 million of the 2025 Secured Notes, $1,100 million of the 2026 Unsecured Notes, $353 million of the 2026 Secured Euro Notes, and $271 million of the 2026 Unsecured Euro Notes (see Note 11).
Gain (loss) on remeasurement of debt and other	20	(7)	27	18	Gains (loss) are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods. We redeemed our Euro Notes as part of the April 2022 Refinancing.
Discontinued Operations
As described in Note 1, we completed the divestiture of the Lottery Business on May 19, 2022, and received $5.7 billion in gross cash proceeds. As a result of the divestiture, we recorded a pre-tax gain on sale of Lottery Business of $4.6 billion.
Revenue of $51 million and $339 million for the three and six months ended June 30, 2022, respectively, decreased compared to revenue of $299 million and $575 million for the corresponding prior periods, primarily due to lower revenue from the Lottery Business as a result of its sale in the second quarter of 2022, partially offset by higher revenue from the Sports Betting Business due to its continued growth and expansion in the U.S. sports-betting market. The gain on sale of Lottery Business drove the increase in net income from discontinued operations, net of tax, to $3,445 million and $3,540 million for the three and six months ended June 30, 2022, respectively, from $164 million and $243 million for the corresponding prior periods, partially offset by the decrease in revenue and D&A (since no D&A was recorded for assets held for sale in the first half of 2022). Refer to Note 2 for further information on our discontinued operations.
See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

BUSINESS SEGMENTS RESULTS (for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021)
GAMING
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
Current Year Update
We continue to see an increase in the demand for our Gaming products and services as the gaming market continues to rebound from the previously lifted COVID-19 restrictions, causing our casino and gaming operations to return to pre-COVID levels. Increase in Gaming revenue was primarily driven by Gaming operations, which continued to exceed 2019 comparative periods due to higher installed base and average daily revenue per unit, coupled with higher gaming machine sales. We continue to experience some supply chain challenges that could impact our ability to meet demand for our products and delay the timing of fulfillment of these orders and consequently the timing of revenue recognition.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2022 and 2021

Results of Operations and KPIs

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenue:
Gaming operations	$163	$181	$(18)	(10)%	$319	$294	$25	9%
Machine sales	123	100	23	23%	226	155	71	46%
Systems	60	52	8	15%	111	94	17	18%
Table products	44	34	10	29%	89	68	21	31%
Total revenue	$390	$367	$23	6%	$745	$611	$134	22%

F/X impact on revenue	$(8)	$10	$(18)	(180)%	$(10)	$12	$(22)	(183)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	30,836	29,965	871	3%	30,836	29,965	871	3%
Average daily revenue per unit	$45.86	$44.58	$1.28	3%	$44.52	$40.50	$4.02	10%

International units(1):
Installed base at period end	28,966	31,412	(2,446)	(8)%	28,966	31,412	(2,446)	(8)%
Average daily revenue per unit	$13.63	$8.44	$5.19	61%	$13.72	$5.76	$7.96	138%

Gaming machine unit sales:
U.S. and Canada new unit shipments	4,009	3,221	788	24%	7,391	5,164	2,227	43%
International new unit shipments	2,479	1,751	728	42%	4,393	2,407	1,986	83%
Total new unit shipments	6,488	4,972	1,516	30%	11,784	7,571	4,213	56%
Average sales price per new unit	$17,176	$17,048	$128	1%	$17,141	$16,902	$239	1%
(1) Excludes the impact of game content licensing revenue.
Gaming Operations
Gaming operations revenue for both current year periods demonstrated strong growth, which exceeded 2019 levels as a result of strong product performance and increased market share. Revenue for the three and six months ended June 30, 2021 included VAT recovery of $38 million and $44 million, respectively, as described in the Consolidated Results – Revenue section above. Gaming operations for U.S. and Canada had an 871-unit increase in installed base, along with increases in average daily revenue per unit of $1.28 and $4.02 for the three and six months ended June 30, 2022, respectively, as we continue to see rebounding in demand since the COVID-19-induced business disruptions. This also impacted the average daily revenue per unit for the International units, which increased by $5.19 and $7.96 for the three and six months ended June 30, 2022, respectively. International ending installed base decreased by 2,446-units primarily due to the closure of certain LBOs in the U.K. along with the reduction of some underperforming units in Latin America and certain low yield operations in Greece.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units both in U.S and Canada and internationally along with a higher average sales price per new unit. Additionally, the impact of the COVID-19 pandemic on the prior year period as described above, resulted in lower unit shipments in the prior year periods. The following table summarizes Gaming machine sales changes:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
U.S. and Canada unit shipments:
Replacement units	3,369	2,541	828	33%	6,521	4,164	2,357	57%
Casino opening and expansion units	640	680	(40)	(6)%	870	1,000	(130)	(13)%
Total unit shipments	4,009	3,221	788	24%	7,391	5,164	2,227	43%

International unit shipments:
Replacement units(1)	2,443	1,751	692	40%	4,357	2,407	1,950	81%
Casino opening and expansion units	36	—	36	nm	36	—	36	nm
Total unit shipments	2,479	1,751	728	42%	4,393	2,407	1,986	83%
nm = not meaningful.
(1) The June 30, 2021 reported amount of 1,751 for International casino opening and expansion units has been reclassified to the International replacement units to correct a misclassification in the prior year period..
Operating Expenses and AEBITDA
Operating expenses for the three and six months ended June 30, 2022 increased by $46 million and $100 million, respectively, as compared to the corresponding prior year periods, primarily due to (1) $25 million and $56 million, respectively, in higher cost of revenue associated with the increase in revenue as described above, (2) $9 million and $17 million, respectively, in higher D&A primarily driven by accelerated amortization of legacy trade names, which were partially offset by fully depreciated assets related to prior acquisitions, and (3) $13 million and $27 million, respectively, in higher SG&A and R&D costs.
For the three months ended June 30, 2022 as compared to the prior year period, AEBITDA and AEBITDA as a percentage of revenue (“AEBITDA margin”) decreased by $15 million and 7 percentage points to $179 million and 46%, respectively, as the prior year period benefited from $38 million revenue due to the VAT recovery as described in the Consolidated Results – Revenue section above.
For the six months ended June 30, 2022, AEBITDA increased by $49 million to $350 million as compared to the prior year period, and AEBITDA margin decreased 2 percentage points to 47% for the same comparative periods. These results were driven by strong growth in gaming operations, gaming machine sales, systems and table games businesses and were partially offset by the increased costs in the current year period and benefit of $44 million revenue related to the VAT recovery in the prior year period as described above.
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
SciPlay currently offers a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY Slots, and Hot Shot Casino®. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure, and Backgammon Live as well as many titles in the hyper-casual space through our recent acquisition of Alictus, including games such as Candy Challenge 3D™, Boss Life™ and Deep Clean Inc. 3D™. SciPlay currently plans to launch an additional casual game and a number of hyper-casual games in 2022. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™. SciPlay’s access to this content, coupled with its years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
Current Year Update
On March 1, 2022, SciPlay acquired Alictus, a Turkey-based hyper-casual game studio, which expanded SciPlay’s business in the casual gaming market, grew its game pipeline and diversified its revenue streams as SciPlay advances its strategy to be a diversified global game developer.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenue:
Mobile in-app purchases	$138	$136	$2	1%	$277	$269	$8	3%
Web in-app purchases and other(1)	22	18	4	22%	41	36	5	14%
Total revenue	$160	$154	$6	4%	$318	$305	$13	4%

SciPlay KPIs:
In-App Purchases:
Mobile Penetration(2)	90%	88%	2 pp	nm	90%	88%	2 pp	nm
Average MAU(3)	5.9	6.3	(0.4)	(6)%	6.1	6.5	(0.4)	(6)%
Average DAU(4)	2.3	2.3	—	—%	2.3	2.4	(0.1)	(4)%
ARPDAU(5)	$0.74	$0.72	$0.02	3%	$0.74	$0.70	$0.04	6%
Average MPU(6)	0.6	0.5	—	5%	0.6	0.5	—	4%
AMRPPU(7)	$90.99	$96.29	$(5.30)	(6)%	$91.72	$94.55	$(2.83)	(3)%
Payer Conversion Rate(8)	9.4%	8.5%	0.9 pp	nm	9.2%	8.3%	0.9 pp	nm
nm = not meaningful.
pp = percentage points.
(1) Other primarily represents revenue generated from providing advertising platforms with access to SciPlay’s game software platform, which facilitates the placement of advertising inventory, which was not material in the periods presented.
(2) Mobile penetration is defined as the percentage of business to consumer SciPlay revenue generated from mobile platforms.
(3) MAU = Monthly Active Users is a count of visitors to our sites during a month. An individual who plays multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, we use third-party data to limit the occurrence of multiple counting.
(4) DAU = Daily Active Users is a count of visitors to our sites during a day. An individual who plays multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, we use third-party data to limit the occurrence of multiple counting.
(5) ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.
(6) MPU = Monthly Paying Users is the number of individual users who made an in-game purchase during a particular month.
(7) AMRPPU = Average Monthly Revenue Per Paying User is calculated by dividing average monthly revenue by average MPUs for the applicable time period.
(8) Payer conversion rate is calculated by dividing average MPU for the period by the average MAU for the same period.

Total revenues for the three months ended June 30, 2022 increased as compared to the prior year period primarily as a result of higher advertising revenue following the Alictus acquisition, while the core social casino games’ revenue slightly decreased for the same period. For the six months ended June 30, 2022, revenues increased as compared to the prior year period as a result of an increase in average monthly paying users due to a higher payer conversion rate during the period, coupled with a $10 million increase in advertising revenue following the Alictus acquisition.
The increase in mobile penetration percentage for the three and six months ended June 30, 2022 as compared to the prior year periods primarily reflects a continued trend of players migrating from web to mobile platforms to play SciPlay’s games.
Average MAU for the three and six months ended June 30, 2022 decreased as compared to the prior year periods due to the turnover in users. ARPDAU increased as a function of lower average DAU for periods presented.
Average DAU was flat for the three months ended June 30, 2022 and decreased for the six months ended June 30, 2022 due to the turnover in users.
For the three and six months ended June 30, 2022, AMRPPU decreased as compared to the prior year periods while average MPU increased as payer conversion improved compared to the three and six months ended June 30, 2021. Payer conversion and AMRPPU continues to be higher than pre-COVID periods.
Payer conversion rates are at an all-time high due to consistent payer interaction with the games by players as a result of the introduction of new content and features into SciPlay’s games.
Operating Expenses and AEBITDA
The increase in operating expenses for the three and six months ended June 30, 2022 as compared to the prior year periods is primarily correlated with the increase in revenue (as described above) as a result of higher platform fees, higher user acquisition spend of $12 million and $16 million, respectively, and higher salaries and benefits related to an increase in headcount, coupled with an increase in D&A due to additional amortization associated with intangible assets acquired in conjunction with the Alictus and Koukoi acquisitions.
AEBITDA for the three and six months ended June 30, 2022 decreased as compared to the prior year periods primarily due to higher operating expenses primarily related to user acquisition spend and personnel costs, partially offset by an increase in revenue as described above. As a result, AEBITDA margin for the three- and six-month periods decreased by 5 and 4 percentage points, respectively.
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
Current Year Update
We continue to expand our customer base and capitalize on growth in the U.S. and other emerging markets by leveraging our industry leading platforms, content and solutions. In April 2022, we went live with 8 operators on day 1 in Ontario in conjunction with the Canadian province regulating into a private licensed market.
Also, in April 2022, we also acquired Playzido, a dynamic content creation platform provider and game supplier, which is expected to accelerate the pace at which we can partner with game studios and operators to expand our iGaming content offering.
Results of Operations

Three and Six Months Ended June 30, 2022 and 2021

Revenue remained in line for the three months ended June 30, 2022 as compared to the prior year period, and the increase in revenue of 2% for the six months ended June 30, 2022 as compared to the prior year period was due to continuing momentum in the U.S. market coupled with continued strong performance of businesses that we acquired in the second half of 2021. The three- and six-month periods were impacted by unfavorable impact of foreign currency translation of $4 million and $6 million, respectively, due to strengthening U.S. Dollar. The U.S. market delivered 47% and 56% year-over-year revenue growth for the three and six months ended June 30, 2022, respectively, driven by the strength of our original content. Wagers processed through our Open Gaming System for both current year periods remained flat at $18 million and $35 million, respectively, as compared to the prior year periods. AEBITDA remained relatively in line with the prior year periods due to continued investments supporting ongoing growth including our upcoming launch of live casino in the U.S.
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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of June 30, 2022, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), cash and cash equivalents within assets held for sale and amounts available under the SciPlay Revolver (for our SciPlay business segment).
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
L&W (excluding SciPlay and assets held for sale)	$612	$750	$(12)	$1,350
SciPlay	316	150	—	466
Assets held for sale	43	—	—	43
Total as of June 30, 2022	$971	$900	$(12)	$1,859

L&W (excluding SciPlay and assets held for sale)	$221	$650	$(12)	$859
SciPlay	364	150	—	514
Assets held for sale	44	—	—	44
Total as of December 31, 2021	$629	$800	$(12)	$1,417
Total cash held by our foreign subsidiaries (including discontinued operations) was $152 million and $180 million as of June 30, 2022 and December 31, 2021, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock over a three-year period. During the six months ended June 30, 2022, we repurchased 3.7 million shares of common stock under the program at an aggregate cost of $203 million.
On May 9, 2022, SciPlay Board of Directors approved a share repurchase program under which SciPlay is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of SciPlay’s outstanding Class A common stock over a two-year period. During the six months ended June 30, 2022, SciPlay repurchased 0.5 million shares of Class A common stock under the program at an aggregate cost of $7 million.
The divestiture of the Lottery Business is estimated to generate approximately $665 million of net cash taxes, after considering the utilization of tax attributes. The net cash taxes are expected to be paid approximately 75% in mid September 2022 and 25% in mid December 2022.

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
Cash Flow Summary

	Six Months Ended June 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Net cash provided by operating activities from:
Continuing operations	$13	$110	$(97)
Discontinued operations	44	162	(118)
Net cash provided by operating activities	57	272	(215)
Net cash (used in) provided by investing activities from:
Continuing operations	(170)	(66)	(104)
Discontinued operations	5,629	(32)	5,661
Net cash provided by (used in) investing activities	5,459	(98)	5,557
Net cash used in financing activities from:
Continuing operations	(5,186)	(316)	(4,870)
Discontinued operations	(3)	(8)	5
Net cash used in financing activities	(5,189)	(324)	(4,865)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	$321	$(150)	$471
Cash Flows from Operating Activities

	Six Months Ended June 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Net income	$3,323	$104	$3,219
Less: Income from discontinued operations, net of tax	(3,540)	(243)	(3,297)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations	369	245	124
Changes in working capital accounts, excluding the effects of acquisitions	(145)	—	(145)
Changes in deferred income taxes and other	6	4	2
Net cash provided by operating activities from continuing operations	$13	$110	$(97)
Net cash provided by operating activities (after adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations and changes in deferred income taxes and other) decreased primarily due to an $145 million unfavorable change in working capital accounts, which was offset by a $48 million increase in earnings (drivers described above).
Changes in working capital accounts, excluding the effects of acquisitions from continuing operations, for the six months ended June 30, 2022 were primarily driven by the timing of disbursements including costs associated with the strategic review, accelerated cash interest payments associated with the April 2022 Refinancing debt transactions, higher incentive compensation payout, and higher inventory purchases in order to limit supply chain impacts and support future sale levels.
Net cash provided by operating activities from discontinued operations decreased primarily due to lower earnings as the current year period included only a partial period for Lottery Business that was sold during the second quarter of 2022 coupled with approximately $80 million in direct transaction costs associated with closing of the Lottery Business transaction.
Cash Flows from Investing Activities
Net cash used in investing activities from continuing operations increased primarily due to acquisitions during the first half of 2022 and higher capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software. The increase in net cash used in investing activities was partially offset by the settlement of our cross-currency interest rate swaps, in which we received approximately $50 million in cash proceeds.
Net cash provided by investing activities from discontinued operations increased primarily as a result of the receipt of $5,659 million in gross cash proceeds from the sale of the Lottery Business, net of cash, cash equivalents and restricted cash transferred, during the second quarter of 2022.
Cash Flows from Financing Activities
Net cash used by financing activities increased primarily due to the April 2022 Refinancing debt transactions, in which we repaid $6,984 million in senior notes (including redemption premium) and outstanding borrowings under the SGI Term Loan B-5 and received $2,200 million in proceeds from the issuance of the SGI Term Loan B. Additionally, the increase was due to purchases of treasury stock and SciPlay’s common stock, under their respective repurchase programs described above, as well as taxes paid related to net share settlement of equity awards. During the six months ended June 30, 2022, we purchased $203 million of our common stock and $7 million of SciPlay’s common stock.
Credit Agreement and Other Debt
On April 14, 2022, we completed a series of refinancing transactions, which, combined with the principal payments on the SGI Term Loan B-5 and SGI Revolver in April, reduced the outstanding face value of our debt by $4,957 million, from $8,910 million as of March 31, 2022 to $3,953 million immediately after the completion of these transactions (see Note 11).
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 10-K as well as Notes 11 and 12 and Item 3 below in this form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2021 10-K, other than those related to the Alictus acquisition described in Note 1 and the debt pay down and refinancing transactions described in Note 11.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of June 30, 2022, the face value of long-term debt was $3,953 million, including $2,200 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $22 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.
In April 2022, we entered into new interest rate swap contracts with $700 million notional amount to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we will pay. The objective of our interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the SOFR component of interest expense to be paid on a portion of our variable rate debt. These hedges mature in April 2027.
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
Net Investment Non-Derivative Hedge - 2026 Secured Euro Notes
As a result of the April 2022 Refinancing described above, we redeemed all of 2026 Secured Euro Notes and no longer have designated net investment hedge.
For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges, see Note 12.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2022.
There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 20 in our 2021 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2021 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 2.8 million shares under the share repurchase program during the three months ended June 30, 2022.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share	Total Cost of Repurchase	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/2022 - 4/30/2022	1.2	$59.33	$71	$628
5/1/2022 - 5/31/2022	1.6	$50.46	81	$547
6/1/2022 - 6/30/2022	—	$—	—	$547
Total	2.8	$54.24	$152	$547

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The information set forth below is included herein for purposes of providing the disclosure required under “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

On August 5, 2022, following the approval of the Board, the Company filed Restated Articles of Incorporation and an Amended and Restated Certificate of Designation designating the Company’s Series A Junior Participating Preferred Stock with the Nevada Secretary of State, the Restated Articles for the purpose of having one document on file with the Nevada Secretary of State which constitutes the articles of incorporation of Light & Wonder, Inc. and all amendments thereto, and the Amended and Restated Certificate of Designation to reflect the change of the Company’s name from Scientific Games Corporation to Light & Wonder, Inc.
Item 6. Exhibits

Exhibit Number	Description
3.1(a)	Restated Articles of Incorporation of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022. (†)

3.1(b)
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022. (†)

3.1(c)
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

10.1
Credit Agreement, by and among Scientific Games International, Inc., as the borrower, Light & Wonder, Inc., as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on April 15, 2022).

10.2
Amendment No. 1 to the Equity Purchase Agreement, dated as of June 30, 2022, by and among Light & Wonder, Inc., Endeavor Operating Company, LLC and Endeavor Group Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on June 30, 2022).

10.3	Amendment No. 2 to the Equity Purchase Agreement, dated as of August 2, 2022, by and among Light & Wonder, Inc., Endeavor Operating Company, LLC and Endeavor Group Holdings, Inc.**(†)

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(†) Filed herewith.
* Furnished herewith.
** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHT & WONDER, INC.
(Registrant)

		By:	/s/ Constance P. James
		Name:	Constance P. James
		Title:	Executive Vice President, Chief Financial Officer, Treasurer, Corporate Secretary, and Principal Accounting Officer

Dated:	August 9, 2022