Form 10-Q
period 2022-09-30
Light & Wonder, Inc.
filed 2022-11-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common stock outstanding as of November 4, 2022 was 93,673,589.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2021 10-K	2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
April 2022 Refinancing	The series of refinancing transactions described in Note 11
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CMS	casino-management system
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020), the resulting pandemic and the associated impacts on the macroeconomic environment in general and our business environment specifically
D&A	depreciation, amortization and impairments (excluding goodwill)
Divested Businesses or Divestitures	The Lottery Business and Sports Betting Businesses combined or the sales of these, as appropriate within the context
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
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
Sports Betting Business
Our prior line of business that provided sports betting services which enable customers to operate sports books, including betting markets across both fixed-odds and pari-mutual betting styles, a distribution platform, full gaming process support services and brand and player management. This business was divested during the third quarter of 2022 and is included in discontinued operations in our financial statements

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
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2022 Light & Wonder, Inc. and/or their respective affiliates. All Rights Reserved.
The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 1935, 2022 Hasbro. All Rights Reserved. Licensed by Hasbro.
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
•risks relating to the Divestitures, including that the transactions will yield additional value or will not adversely impact our business, financial results, results of operations, cash flows or stock price;
•our inability to successfully execute our new strategy and rebranding initiative;
•our inability to further de-lever and position the Company for enhanced growth with net proceeds from the Divestitures;
•slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;
•risks relating to foreign operations, including anti-corruption laws, fluctuations in currency rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability;
•difficulty predicting what impact, if any, new tariffs imposed by and other trade actions taken by the U.S. and foreign jurisdictions could have on our business;
•U.S. and international economic and industry conditions;
•level of our indebtedness, higher interest rates, availability or adequacy of cash flows and liquidity to satisfy indebtedness, other obligations or future cash needs;
•inability to further reduce or refinance our indebtedness;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Services	$453	$408	$1,329	$1,216
Product sales	195	131	501	356
Total revenue	648	539	1,830	1,572
Operating expenses:
Cost of services(1)	101	90	283	273
Cost of product sales(1)	92	63	251	166
Selling, general and administrative	181	164	535	502
Research and development	56	47	163	140
Depreciation, amortization and impairments	102	96	317	289
Restructuring and other	27	45	106	96
Operating income	89	34	175	106
Other (expense) income:
Interest expense	(68)	(120)	(254)	(360)
Loss on debt financing transactions	—	—	(147)	—
Gain on remeasurement of debt and other	—	12	27	30
Other income, net	3	2	10	22
Total other expense, net	(65)	(106)	(364)	(308)
Net income (loss) from continuing operations before income taxes	24	(72)	(189)	(202)
Income tax (expense) benefit	(4)	172	(8)	164
Net income (loss) from continuing operations	20	100	(197)	(38)
Net income from discontinued operations, net of tax(2)	315	87	3,855	329
Net income	335	187	3,658	291
Less: Net income attributable to noncontrolling interest	7	5	13	15
Net income attributable to L&W	$328	$182	$3,645	$276

Per Share - Basic:
Net income (loss) from continuing operations	$0.14	$0.99	$(2.20)	$(0.55)
Net income from discontinued operations	3.33	0.90	40.43	3.43
Net income attributable to L&W	$3.47	$1.89	$38.23	$2.88

Per Share - Diluted:
Net income (loss) from continuing operations	$0.14	$0.96	$(2.20)	$(0.55)
Net income from discontinued operations	3.28	0.88	40.43	3.43
Net income attributable to L&W	$3.42	$1.84	$38.23	$2.88

Weighted average number of shares used in per share calculations:
Basic shares	94	96	95	96
Diluted shares	96	99	95	96

(1) Excludes D&A.
(2) The three and nine months ended September 30, 2022 include pre-tax gains of $362 million and $4,930 million, respectively, on the sales of discontinued operations (see Note 2).

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$335	$187	$3,658	$291
Other comprehensive loss:
Foreign currency translation loss, net of tax	(105)	(21)	(183)	(20)
Derivative financial instruments unrealized gain, net of tax	24	5	29	14
Other comprehensive loss from continuing operations	(81)	(16)	(154)	(6)
Other comprehensive income (loss) from discontinued operations	12	(11)	—	(2)
Total comprehensive income	266	160	3,504	283
Less: comprehensive income attributable to noncontrolling interest	7	5	13	15
Comprehensive income attributable to L&W	$259	$155	$3,491	$268

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,277	$585
Restricted cash	42	41
Receivables, net of allowance for credit losses $41 and $52, respectively	426	423
Inventories	137	98
Prepaid expenses, deposits and other current assets	166	88
Assets of businesses held for sale	—	497
Total current assets	2,048	1,732
Non-current assets:
Restricted cash	7	9
Receivables, net of allowance for credit losses $2 and $2, respectively	16	17
Property and equipment, net	202	213
Operating lease right-of-use assets	51	51
Goodwill	2,865	2,892
Intangible assets, net	767	946
Software, net	130	117
Deferred income taxes	92	349
Other assets	68	80
Assets of businesses held for sale	—	1,477
Total assets	$6,246	$7,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$24	$44
Accounts payable	176	204
Accrued liabilities	352	428
Income taxes payable	250	16
Liabilities of businesses held for sale	—	282
Total current liabilities	802	974
Deferred income taxes	143	35
Operating lease liabilities	39	40
Other long-term liabilities	156	170
Long-term debt, excluding current portion	3,874	8,646
Liabilities of businesses held for sale	—	124
Total liabilities	5,014	9,989
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share, 199 shares authorized; 115 and 114 shares issued, respectively, and 94 and 97 shares outstanding, respectively	1	1
Additional paid-in capital	1,376	1,337
Retained earnings (accumulated loss)	487	(3,158)
Treasury stock, at cost, 21 and 17 shares, respectively	(378)	(175)
Accumulated other comprehensive loss	(415)	(261)
Total L&W stockholders’ equity (deficit)	1,071	(2,256)
Noncontrolling interest	161	150
Total stockholders’ equity (deficit)	1,232	(2,106)
Total liabilities and stockholders’ equity (deficit)	$6,246	$7,883

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,658	$291
Less: Income from discontinued operations, net of tax	(3,855)	(329)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities from continuing operations	488	358
Changes in working capital accounts, excluding the effects of acquisitions	(641)	51
Changes in deferred income taxes and other	4	(172)
Net cash (used in) provided by operating activities from continuing operations	(346)	199
Net cash provided by operating activities from discontinued operations	52	260
Net cash (used in) provided by operating activities	(294)	459
Cash flows from investing activities:
Capital expenditures	(158)	(118)
Acquisitions of businesses, net of cash acquired	(118)	(40)
Proceeds from settlement of cross-currency interest rate swaps	50	—
Other, net	2	10
Net cash used in investing activities from continuing operations	(224)	(148)
Net cash provided by (used in) investing activities from discontinued operations(1)	6,368	(58)
Net cash provided by (used in) investing activities	6,144	(206)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	280	—
Repayments under SGI revolving credit facility	(280)	(400)
Proceeds from issuance of senior notes and term loans	2,200	—
Repayment of notes and term loans (including redemption premium)	(6,984)	—
Payments on long-term debt	(103)	(32)
Payments of debt issuance and deferred financing costs	(37)	(5)
Payments on license obligations	(30)	(25)
Purchase of treasury stock	(203)	—
Purchase of SciPlay’s common stock	(18)	—
Net redemptions of common stock under stock-based compensation plans and other	(35)	(22)
Net cash used in financing activities from continuing operations	(5,210)	(484)
Net cash used in financing activities from discontinued operations	(3)	(8)
Net cash used in financing activities	(5,213)	(492)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	625	(242)
Cash, cash equivalents and restricted cash, beginning of period	701	1,143
Cash, cash equivalents and restricted cash, end of period	1,326	901
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	71
Cash, cash equivalents and restricted cash of continuing operations, end of period	$1,326	$830

Supplemental cash flow information:
Cash paid for interest	$271	$349
Income taxes paid	497	27
Distributed earnings from equity investments	4	15
Supplemental non-cash transactions:
Non-cash interest expense	$12	$18
Fair value of securities received in sale of discontinued operations	46	—

(1) The nine months ended September 30, 2022 include $6,409 million in gross cash proceeds from the sales of discontinued operations, net of cash, cash equivalents and restricted cash transferred.

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers, including casual gaming; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Prior to the Divestitures, our discontinued operations portfolio of revenue-generating activities included providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities.
We report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
Effective April 28, 2022, we changed our name to Light & Wonder, Inc. This change is in part due to the sale of the Lottery Business that will continue to use our previous name, Scientific Games, and also to align with our vision of becoming the leading cross-platform global games company.
During the third quarter of 2022, we completed the divestiture of the Sports Betting Business and received $796 million in gross proceeds, consisting of $750 million in gross cash proceeds and $46 million in fair value of Class A common stock of Endeavor Group Holdings, Inc. (approximately 2.3 million shares). During the second quarter of 2022, we completed the divestiture of the Lottery Business and received $5.7 billion in gross cash proceeds.
We have reflected the financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations for all periods presented and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets as of December 31, 2021. Refer to Note 2 for further information.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of L&W, its wholly owned subsidiaries, and those subsidiaries in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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
Basic and diluted net income attributable to L&W per share were the same for the nine months ended September 30, 2022 and 2021, as all common stock equivalents would have been anti-dilutive for those periods. We excluded 2 million of stock options and 2 million of RSUs outstanding as of September 30, 2022 from the diluted weighted-average common shares outstanding for the nine months ended September 30, 2022. We excluded 2 million of stock options and 3 million of RSUs outstanding as of September 30, 2021 from the calculation of diluted weighted-average common shares outstanding for the nine months ended September 30, 2021.

Acquisitions
SciPlay Acquisition of Alictus Yazilim Anonim Şirketi (“Alictus”)
On March 1, 2022, SciPlay acquired 80% of all issued and outstanding share capital of privately held Alictus, a Turkey-based hyper-casual game studio for approximately $109 million cash consideration, net of cash acquired. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the five years following the acquisition date. Any future payments associated with the acquisition of the remaining 20% will represent a redeemable non-controlling interest, with a minimum payout of $0 million and a maximum payout of $200 million. The Alictus acquisition expands SciPlay’s business in the casual gaming market, growing its game pipeline and diversifying its revenue streams as it advances its strategy to be a diversified global game developer.
Playzido Limited (“Playzido”)
In April 2022, we acquired Playzido, a dynamic content creation platform provider and game supplier, which is expected to accelerate the pace at which we can partner with game studios and operators to expand our iGaming content offering.
We accounted for these acquisitions using the acquisition method of accounting, allocating the total consideration transferred to acquired tangible and intangible assets and assumed liabilities based on estimated fair values. The estimated fair values of the acquired assets, assumed liabilities and resulting goodwill are subject to adjustment as we finalize our purchase price accounting. The following table summarizes an aggregate disclosure related to the acquisitions above and is based on the preliminary purchase price allocations expected to be finalized by the fourth quarter of 2022:

Total Consideration	Cash paid, net of cash acquired(1)	Contingent consideration/Redeemable non-controlling interest(2)	Allocation of purchase price to Intangible assets, net(3)	Weighted average useful life of acquired intangible assets		Excess purchase price allocated to Goodwill(4)
$147	$115	$25	$40	6	Years	$101

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
In October 2022, we acquired substantially all of the assets of House Advantage, LLC, a leading loyalty and marketing software and technology provider, which will expand our Gaming systems offering with enhanced loyalty capabilities.
New Accounting Guidance - Recently Adopted
The FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October 2021. The new guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. We adopted this standard during the third quarter of 2022 on a retrospective basis for the current fiscal year. The adoption of this guidance did not have an effect on our consolidated financial statements.
New Accounting Guidance - Not Yet Adopted
The FASB issued ASUs No. 2020-04 and No. 2021-01, Reference Rate Reform (Topic 848) in March 2020 and January 2021, respectively. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued by June 2023. The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. Based on our preliminary assessment completed to date, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
(2) Discontinued Operations
During the second quarter of 2022, we completed the divestiture of the Lottery Business, from which we received $5.7 billion in gross cash proceeds and recorded a pre-tax gain on the sale of the Lottery Business of $4.6 billion. During the third quarter of 2022, we completed the divestiture of the Sports Betting Business and received $796 million in gross proceeds, consisting of $750 million in gross cash proceeds and $46 million in fair value of Class A common stock of Endeavor Group Holdings, Inc. (approximately 2.3 million shares). The cash proceeds are subject to working capital adjustments expected to be finalized during the fourth quarter of 2022 or the first quarter of 2023. The fair value of the Class A common stock received was included in Prepaid expenses, deposits and other current assets in our consolidated balance sheet as of September 30, 2022. We recorded a pre-tax gain on the sale of the Sports Betting Business of $362 million.
We have reflected the financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations and reflected the related assets and liabilities as held for sale in our consolidated balance sheet as of December 31, 2021.
The summarized results of our discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$32	$285	$371	$860
Total cost of revenue(1)	9	148	177	431
Other operating expenses(2)	31	63	180	184
Operating (loss) income	(8)	74	14	245
Total other income, net	2	16	10	90
Net (loss) income from discontinued operations before income taxes	(6)	90	24	335
Gain on sale of discontinued operations before income taxes	362	—	4,930	—
Total net income from discontinued operations before income taxes	356	90	4,954	335
Income tax expense	(41)	(3)	(1,099)	(6)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$315	$87	$3,855	$329

(1) Excludes D&A.
(2) Includes D&A of $26 million and $79 million for the three and nine months ended September 30, 2021, respectively, along with stock-based compensation of $7 million and $18 million for the three and nine months ended September 30, 2022, respectively, and $7 million and $14 million for the three and nine months ended September 30, 2021, respectively. Due to the discontinued operations classification of the Divested Businesses as of the third quarter of 2021, D&A was ceased and none was included for the three and nine months ended September 30, 2022. The three and nine months ended September 30, 2022 also include $7 million and $85 million, respectively, related to direct transaction closing fees.

The following table summarizes the major classes of assets and liabilities of businesses held for sale.

As of
December 31, 2021
ASSETS
Cash and cash equivalents	$44
Restricted cash	22
Receivables, net	214
Inventories	94
Prepaid expenses deposits and other current assets	123
Total current assets of businesses held for sale	497
Property and equipment, net	217
Intangible assets and software, net	304
Goodwill	623
Equity investments	251
Other assets	82
Total non-current assets of businesses held for sale	1,477
Total assets of businesses held for sale	$1,974

LIABILITIES
Accounts payable	$95
Accrued liabilities and other	187
Total current liabilities of businesses held for sale	282
Operating lease liabilities	34
Other	90
Total non-current liabilities of businesses held for sale	124
Total liabilities of businesses held for sale	$406
(3) Revenue Recognition
The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gaming
Gaming operations(1)	$161	$151	$479	$445
Gaming machine sales	140	95	366	249
Gaming systems	70	52	181	146
Table products	48	41	137	109
Total	$419	$339	$1,163	$949

SciPlay
Mobile in-app purchases	$149	$131	$426	$400
Web in-app purchases and other(2)	22	16	63	52
Total	$171	$147	$489	$452

iGaming	$58	$53	$178	$171

(1) Gaming operations revenue for the nine months ended September 30, 2021 benefited from $44 million U.K. Fixed Odds Betting Terminal VAT recovery (the “VAT recovery”) received from certain U.K. customers related to a 2020 U.K. court ruling associated with overcharging of VAT for gaming operators that consequently reduced our net gaming revenues related to these customers and arrangements.

(2) Other primarily represents revenue generated from providing advertising platforms with access to SciPlay’s game software platform, which facilitates the placement of advertising inventory, which was not material in the periods presented.

The amount of rental income revenue that is outside the scope of ASC 606 was $116 million and $347 million for the three and nine months ended September 30, 2022, respectively, and $88 million and $270 million for the three and nine months ended September 30, 2021, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30, 2022
Contract liability balance, beginning of period(1)	$37
Liabilities recognized during the period	9
Amounts recognized in revenue from beginning balance	(17)
Contract liability balance, end of period(1)	$29

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

	Receivables	Contract Assets(1)
Beginning of period balance	$440	$19
End of period balance, September 30, 2022	442	23

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of September 30, 2022, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
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

	Three Months Ended September 30, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$419	$171	$58	$—	$648
AEBITDA(2)	202	43	20	(30)	$235
Reconciling items to Net income from continuing operations before income taxes:
D&A	(81)	(6)	(10)	(5)	(102)
Restructuring and other	(1)	(1)	—	(25)	(27)
Interest expense				(68)	(68)
Other income, net				1	1
Stock-based compensation				(15)	(15)
Net income from continuing operations before income taxes					$24
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

	Three Months Ended September 30, 2021
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$339	$147	$53	$—	$539
AEBITDA(2)	172	45	18	(32)	$203
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(73)	(4)	(13)	(6)	(96)
Restructuring and other	(1)	(2)	(1)	(41)	(45)
Interest expense				(120)	(120)
Gain on remeasurement of debt and other				12	12
Stock-based compensation				(26)	(26)
Net loss from continuing operations before income taxes					$(72)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Nine Months Ended September 30, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,163	$489	$178	$—	$1,830
AEBITDA(2)	552	128	61	(93)	$648
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(246)	(16)	(37)	(18)	(317)
Restructuring and other	(5)	(4)	(15)	(82)	(106)
Interest expense				(254)	(254)
Loss on debt refinancing transactions				(147)	(147)
Gain on remeasurement of debt and other				27	27
Other income, net				7	7
Stock-based compensation				(47)	(47)
Net loss from continuing operations before income taxes					$(189)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Nine Months Ended September 30, 2021
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$949	$452	$171	$—	$1,572
AEBITDA(2)	472	138	60	(93)	$577
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(220)	(11)	(38)	(20)	(289)
Restructuring and other	(7)	(3)	(1)	(85)	(96)
Interest expense				(360)	(360)
Gain on remeasurement of debt and other				30	30
Other income, net				17	17
Stock-based compensation				(81)	(81)
Net loss from continuing operations before income taxes					$(202)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee severance and related	$5	$3	$7	$3
Strategic review and related	14	31	68	57
Contingent acquisition consideration(1)	—	—	12	—
Restructuring, integration and other	8	11	19	36
Total	$27	$45	$106	$96

(1) Represents contingent consideration fair value adjustment (see Note 12).
(6) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	September 30, 2022	December 31, 2021
Current:
Receivables	$467	$475
Allowance for credit losses	(41)	(52)
Current receivables, net	426	423
Long-term:
Receivables	18	19
Allowance for credit losses	(2)	(2)
Long-term receivables, net	16	17
Total receivables, net	$442	$440
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	September 30, 2022	Balances over 90 days past due	December 31, 2021	Balances over 90 days past due
Receivables:
U.S. and Canada	$298	$14	$321	$37
International	187	33	173	44
Total receivables	485	47	494	81

Receivables allowance:
U.S. and Canada	(21)	(6)	(18)	(6)
International	(22)	(22)	(36)	(19)
Total receivables allowance	(43)	(28)	(54)	(25)
Receivables, net	$442	$19	$440	$56
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.

The activity in our allowance for receivable credit losses for each of the three and nine months ended September 30, 2022 and 2021 is as follows:

	2022			2021
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(54)	$(18)	$(36)	$(81)
Provision	(3)	(3)	—	1
Charge-offs and recoveries	7	—	7	2
Allowance for credit losses as of March 31	(50)	(21)	(29)	(78)
Provision	(1)	(1)	—	(2)
Charge-offs and recoveries	3	1	2	17
Allowance for credit losses as of June 30	$(48)	$(21)	$(27)	$(63)
Provision	4	—	4	(1)
Charge-offs and recoveries	1	—	1	—
Allowance for credit losses as of September 30	$(43)	$(21)	$(22)	$(64)

As of September 30, 2022, 4% of our total receivables, net, were past due by over 90 days compared to 13% as of December 31, 2021.
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

	As of September 30, 2022
	Total	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$72	$38	$34
Allowance for credit losses	(22)	(10)	(12)
Receivables, net	$50	$28	$22
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2022 and December 31, 2021, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(7) Inventories
Inventories consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Parts and work-in-process	$114	$70
Finished goods	23	28
Total inventories	$137	$98
    Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consists of gaming machines for sale.

(8) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Land	$6	$6
Buildings and leasehold improvements	54	55
Gaming machinery and equipment	669	712
Furniture and fixtures	20	22
Construction in progress	13	9
Other property and equipment	89	84
Less: accumulated depreciation	(649)	(675)
Total property and equipment, net	$202	$213
Depreciation expense is excluded from Cost of services, Cost of product sales and Other operating expenses and is separately presented within D&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$27	$29	$82	$90
(9) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$898	$(493)	$405	$911	$(445)	$466
Intellectual property	906	(690)	216	914	(670)	244
Licenses	441	(383)	58	472	(380)	92
Brand names	127	(104)	23	132	(97)	35
Trade names	162	(104)	58	158	(54)	104
Patents and other	14	(7)	7	12	(7)	5
Total intangible assets	$2,548	$(1,781)	$767	$2,599	$(1,653)	$946
The following reflects intangible amortization expense included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$60	$46	$180	$138

Goodwill
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2021 to September 30, 2022.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2021	$2,405	$126	$361	$2,892
Acquired goodwill	—	93	8	101
Foreign currency adjustments	(62)	(6)	(60)	(128)
Balance as of September 30, 2022	$2,343	$213	$309	$2,865

(1) Accumulated goodwill impairment charges for the Gaming segment as of September 30, 2022 were $989 million.
(10) Software, net
Software, net consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Software	$1,035	$996
Accumulated amortization	(905)	(879)
Software, net	$130	$117
The following reflects amortization of software included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$15	$21	$55	$61

(11) Long-Term and Other Debt
Outstanding Debt and Finance Leases
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	September 30, 2022					December 31, 2021
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Term Loan B-5	2024	variable	$—	$—	$—	$3,982
SciPlay Revolver	2024	variable	—	—	—	—
SGI Revolver	2027	variable	—	—	—	—
SGI Term Loan B	2029	variable	2,195	(31)	2,164	—
SGI Senior Notes:
2025 Secured Notes	2025	5.000%	—	—	—	1,240
2026 Secured Euro Notes	2026	3.375%	—	—	—	364
2025 Unsecured Notes	2025	8.625%	550	(5)	545	544
2026 Unsecured Euro Notes	2026	5.500%	—	—	—	280
2026 Unsecured Notes	2026	8.250%	—	—	—	1,090
2028 Unsecured Notes	2028	7.000%	700	(7)	693	692
2029 Unsecured Notes	2029	7.250%	500	(6)	494	494
Other	2023	—	2	—	2	4
Total long-term debt outstanding			$3,947	$(49)	$3,898	$8,690
Less: current portion of long-term debt					(24)	(44)
Long-term debt, excluding current portion					$3,874	$8,646
Fair value of debt(1)			$3,813

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
As a part of these transactions, we entered into the new credit agreements, which contains the following debt facilities:
•$2,200 million new term loan facility maturing in April 2029. The new term loan facility bears interest at either (i) Adjusted Term SOFR Rate (as defined in the credit agreement) plus 3.00% per annum or (ii) a base rate plus 2.00% per annum. The new term loan facility amortizes in quarterly installments in aggregate amounts of equal to 1.00% of the original principal amount per year; and
•$750 million revolving credit facility maturing in April 2027. The new revolving credit facility bears interest at either (i) Adjusted Term SOFR Rate (or an alternative benchmark rate for non-US dollar borrowings) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum, with one 0.25% per annum step-up and one 0.25% per annum step-down based on SGI’s first lien net leverage ratio at the end of future fiscal quarters.

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
We were in compliance with the financial covenants under all debt agreements as of September 30, 2022 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2021 10-K).
Loss on Debt Refinancing Transactions
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the nine months ended September 30, 2022. No such transactions occurred during the three months ended September 30, 2022, or the three and nine months ended September 30, 2021.

Nine Months Ended September 30, 2022
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
Derivative Financial Instruments
As of and for the nine months ended September 30, 2022, we held the following derivative instruments that were accounted for pursuant to ASC 815:
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

In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our new variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of interest rate swaps was $700 million as of September 30, 2022. These hedges mature in April 2027.
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
The following table shows the Gain and Interest expense recognized on our interest rate swap contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain recorded in accumulated other comprehensive loss, net of tax	$24	$5	$29	$14
Interest expense recorded related to interest rate swap contracts	2	5	8	14
We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest expense which reflects the effects of cash flow hedges	$(68)	$(120)	$(254)	$(360)
Hedged item	(5)	(5)	(12)	(14)
Derivative designated as hedging instrument	3	—	4	—
Cross-Currency Interest Rate Swaps
We entered into certain cross-currency interest rate swap agreements to achieve more beneficial interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes to variable rates. We had previously designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency and used the spot method to measure the effectiveness of our net investment hedge. As a result, the change in the fair value of the $460 million cross-currency interest rate swaps was reported in Foreign currency translation gain (loss) in Accumulated other comprehensive loss until their settlement as part of the April 2022 Refinancing, in which we settled these for approximately $50 million in cash proceeds.

The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	September 30, 2022	December 31, 2021
Interest rate swaps(1)(2)	Accrued liabilities	$—	$3
Interest rate swaps(1)(3)(4)	Other assets	32	—
Cross-currency interest rate swaps(1)(5)	Other assets	—	42
(1) The inputs used to measure the fair value of our interest rate swap contracts were categorized as Level 2 in the fair value hierarchy.
(2) Contracts matured in February 2022.
(3) Contracts mature in April 2027.
(4) Gains of $31 million and $32 million for the three and nine months ended September 30, 2022, respectively, are reflected in Derivative financial instrument unrealized gain (loss) in Other comprehensive income (loss).

(5) Gain of $4 million for the nine months ended September 30, 2022, and gains of $12 million and $25 million for the three and nine months ended September 30, 2021, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive income (loss).

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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2021 to September 30, 2022.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2021	$51	$3	$48
Additions	27
Payments	(3)
Fair value adjustments(1)	12
Balance as of September 30, 2022	$87	$37	$50

(1) Amount included in Restructuring and other (see Note 5).
Marketable Securities
As part of our divestiture of the Sports Betting Business, we received approximately 2.3 million shares of Class A common stock of Endeavor Group Holdings, Inc., with a fair value of $46 million. The inputs used to measure the fair value of these shares were categorized as Level 1 in the fair value hierarchy, as quoted prices in an active market were available at the measurement date.

(13) Stockholders’ Equity (Deficit)
Changes in Stockholders’ Equity (Deficit)
The following tables present certain information regarding our stockholders’ equity (deficit) as of September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2022	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards and other, net	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings	—	(31)	—	—	—	—	(31)
Purchase of treasury stock	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	17	—	—	—	—	17
Net income	—	—	26	—	—	2	28
Other comprehensive loss	—	—	—	—	(37)	—	(37)
March 31, 2022	$1	$1,366	$(3,132)	$(226)	$(298)	$152	$(2,137)
Vesting of RSUs, net of tax withholdings and other	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(152)	—	—	(152)
Purchase of SciPlay common stock	—	(6)	—	—	—	(1)	(7)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	3,291	—	—	4	3,295
Other comprehensive loss(1)	—	—	—	—	(48)	—	(48)
June 30, 2022	$1	$1,375	$159	$(378)	$(346)	$155	$966
Vesting of RSUs, net of tax withholdings and other	—	(3)	—	—	—	—	(3)
Purchase of SciPlay common stock	—	(10)	—	—	—	(1)	(11)
Stock-based compensation	—	14	—	—	—	—	14
Net income	—	—	328	—	—	7	335
Other comprehensive loss(1)	—	—	—	—	(69)	—	(69)
September 30, 2022	$1	$1,376	$487	$(378)	$(415)	$161	$1,232

(1) Includes reclassifications of $51 million and $74 million for the three and nine months ended September 30, 2022, respectively, from accumulated other comprehensive loss into income due to the sales of discontinued operations (see Note 2).

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2021	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(13)	—	—	—	—	(13)
Stock-based compensation	—	17	—	—	—	—	17
Net (loss) income	—	—	(15)	—	—	6	(9)
Other comprehensive income	—	—	—	—	8	—	8
March 31, 2021	$1	$1,272	$(3,544)	$(175)	$(210)	$135	$(2,521)
Vesting of RSUs, net of tax withholdings and other	—	(4)	—	—	—	—	(4)
Stock-based compensation	—	31	—	—	—	—	31
Net income	—	—	109	—	—	4	113
Other comprehensive income	—	—	—	—	11	—	11
June 30, 2021	$1	$1,299	$(3,435)	$(175)	$(199)	$139	$(2,370)
Vesting of RSUs, net of tax withholdings and other	—	(3)	—	—	—	—	(3)
Stock-based compensation	—	22	—	—	—	—	22
Net income	—	—	182	—	—	5	187
Other comprehensive loss	—	—	—	—	(27)	—	(27)
September 30, 2021	$1	$1,318	$(3,253)	$(175)	$(226)	$144	$(2,191)
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs in our continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Related to L&W stock options	$—	$3	$1	$25
Related to L&W RSUs	12	23	39	51
Related to SciPlay RSUs	3	—	7	5
Total	$15	$26	$47	$81

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the nine months ended September 30, 2022 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	2.7	$32.03
Granted	1.7	$57.26
Vested	(1.9)	$38.75
Cancelled	(0.7)	$37.75
Unvested RSUs as of September 30, 2022	1.8	$46.50
The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2022 and 2021 was $57.26 and $55.01, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of September 30, 2022, we had $54 million in total unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the nine months ended September 30, 2022 and 2021 was $71.6 million and $74.1 million, respectively.
Share Repurchase Programs
As described in Note 17 within our 2021 10-K and in our Current Report on Form 8-K filed with the SEC on March 1, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. During the nine months ended September 30, 2022, we repurchased 3.7 million shares of common stock under the program at an aggregate cost of $203 million and an average of $55.39 per share. Subsequent to September 30, 2022 and through November 4, 2022, we purchased an additional 0.7 million shares of common stock at an aggregate cost of $38 million.
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. During the nine months ended September 30, 2022, SciPlay repurchased 1.4 million shares of Class A common stock under the program at an aggregate cost of $18 million and an average of $13.13 per share. Subsequent to September 30, 2022 and through November 4, 2022, SciPlay purchased an additional 0.7 million shares of common stock at an aggregate cost of $10 million.
(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of September 30, 2022.
Our income tax expense (including discrete items) was $4 million and $8 million for the three and nine months ended September 30, 2022, respectively, and income tax benefit was $172 million and $164 million for the three and nine months ended September 30, 2021, respectively. In 2022, our effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of not benefiting year to date losses in continuing operations in accordance with the intra-period tax expense/benefit allocation rules as generally prescribed under ASC 740-20. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances, including our 19% noncontrolling interest in SciPlay.
The Divestitures are estimated to generate approximately $685 million of net cash taxes, after usage of tax attributes. Of this amount, $465 million was paid in the three months ended September 30, 2022 with the remainder expected to be paid in December 2022 and April 2023.
(15) Leases
Our total operating lease expense for the three and nine months ended September 30, 2022 was $6 million and $16 million, respectively, and $6 million and $16 million for the three and nine months ended September 30, 2021, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$51	$51
Accrued liabilities	17	16
Operating lease liabilities	39	40
Total operating lease liabilities	$56	$56

Weighted average remaining lease term, units in years	4	4
Weighted average discount rate	5%	5%

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15	$15
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$17	$6
Lease liability maturities:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Less Imputed Interest	Total
Operating leases	$5	$18	$15	$11	$8	$5	$(6)	$56
As of September 30, 2022, we did not have material additional operating leases that have not yet commenced.
(16) Litigation
We are involved in various legal proceedings, which are described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3 million and $27 million for all of our legal matters that were contingencies as of September 30, 2022 and December 31, 2021, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed herein as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $12 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30.2 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, SGI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, SGI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022. On May 24, 2022, the case was transferred from the Council of State to the Tribunal for further proceedings. On August 18, 2022, SGI filed a constitutional challenge to the Council of State’s December 10, 2020 decision with that court, which is pending.
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
Washington State Matter
The Washington State matter settlement previously accrued in the amount of $25 million (as described in Note 20 in our 2021 10-K) was fully paid and settled by SciPlay during the third quarter of 2022.
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and SG Gaming. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to Plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. The district court denied that motion for summary judgment on September 20, 2021. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.
Tonkawa Tribe Matter
On September 3, 2020, the Tonkawa Tribe of Indians of Oklahoma d/b/a Tonkawa Enterprises filed a putative class action complaint in the United States District Court for the District of Nevada against L&W, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. On October 5, 2020, the plaintiff filed a first amended complaint to add Cow Creek Band of Umpqua Tribe of Indians and the Umpqua Indian Development Corp., d/b/a Seven Feathers Casino as a plaintiff. On October 26, 2020, the plaintiffs filed a second amended complaint. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for card shufflers sold or leased to regulated casinos in the United States. The plaintiffs seek to represent a putative class of all regulated United States casinos directly leasing or purchasing card shufflers from the defendants on or after April 1, 2009. The complaint seeks unspecified money damages, the award of plaintiff’s costs of suit, including reasonable attorneys’ fees and expert fees, and the award of pre-judgment and post-judgment interest. On November 19, 2020, the defendants filed a motion to dismiss plaintiffs’ second amended complaint or, in the alternative, to compel arbitration of plaintiffs’ claims. On November 20, 2020, Plaintiffs filed a motion for partial summary judgment, seeking a finding that defendants are collaterally estopped from re-litigating issues litigated in the 2018 litigation versus Shuffle Tech International Corp., Aces Up Gaming, and Poydras-Talrick Holdings. On August 27, 2021, the Nevada district court entered an order transferring the lawsuit to the United States District Court for the Northern District of Illinois. On May 19, 2022, the Illinois district court granted defendants’ motion to compel arbitration of plaintiffs’ individual claims; stayed all proceedings in the lawsuit pending resolution of the arbitral process; and accordingly dismissed all pending motions without prejudice as moot. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Giuliano and Rancho’s Club Casino Matter
On September 4, 2020, Alfred T. Giuliano, as liquidation trustee for RIH Acquisition NJ, LLC d/b/a The Atlantic Club Casino Hotel filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the Defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiff’s costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On September 8, 2020, Rancho’s Club Casino, Inc., d/b/a Magnolia House Casino filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiff asserts federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiff alleges that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiff seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiff’s costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest.

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
Casino Queen Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Boorn Matter
On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against L&W, SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff seeks to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of chips, in a 24-hour period, playing SciPlay’s online social casino games. The complaint asserts claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and seeks unspecified money damages, the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, the plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit.
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

BUSINESS OVERVIEW
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers, including casual gaming; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Prior to the Divestitures, our discontinued operations portfolio of revenue-generating activities included providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities.
As more fully described in Part I, Item 1 “Business” in our 2021 10-K, we are executing on our strategy to become a leading cross-platform global games company with a focus on content and digital markets. We report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. See “Business Segments Results” below and Note 4 for additional business segment information.

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
•Sports Divestiture - During the third quarter of 2022, we completed the divestiture of the Sports Betting Business and received $796 million in gross proceeds, consisting of $750 million in gross cash proceeds and $46 million in fair value of Endeavor Class A common stock (approximately 2.3 million shares).
•Share Repurchases - Since the initiation of the program on March 3, 2022 and through November 4, 2022, we returned $241 million of capital to shareholders through the repurchase of 4.4 million shares of common stock.
•Acquisitions - In March 2022, SciPlay acquired Alictus, a Turkey-based hyper-casual game studio that expands the SciPlay business in the casual gaming market for approximately $109 million cash consideration, net of cash acquired. In April 2022, we acquired Playzido, a dynamic content creation platform provider and game supplier, which is expected to accelerate the pace at which we can partner with game studios and operators to expand our iGaming content offering. In October 2022, we acquired substantially all of the assets of House Advantage, LLC, a leading loyalty and marketing software and technology provider, which will expand our Gaming systems offering with enhanced loyalty capabilities. For additional details regarding these acquisitions, see Note 1.
•Completed Leadership Transition - In October 2022, Matt Wilson was appointed as President and Chief Executive Officer of Light & Wonder, continuing to execute on the Company’s strategic plan.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$34	5%	$40	7%	$118	6%	$140	9%
Euro	49	8%	41	8%	145	8%	119	8%
CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Total revenue	$648	$539	$109	20%	$1,830	$1,572	$258	16%
Total operating expenses	559	505	54	11%	1,655	1,466	189	13%
Operating income	89	34	55	162%	175	106	69	65%
Net income (loss) from continuing operations before income taxes	24	(72)	96	133%	(189)	(202)	13	6%
Net income (loss) from continuing operations	20	100	(80)	(80)%	(197)	(38)	(159)	(418)%
Net income from discontinued operations, net of tax(1)	315	87	228	262%	3,855	329	3,526	nm
Net income attributable to L&W	328	182	146	80%	3,645	276	3,369	nm

nm = not meaningful
(1) The three months ended September 30, 2022 include a pre-tax gain of $362 million on the sale of the Sports Betting Business, and the nine months ended September 30, 2022 include a total pre-tax gain of $4,930 million on the Divestitures (see Note 2).

Revenue

Consolidated Revenue by Business Segment
(in millions)

Three Months Ended September 30, 2022 and 2021	Nine Months Ended September 30, 2022 and 2021
All lines of business within our Gaming business segment continue to experience growth and increased demand, driving an increase in Gaming revenue for the three and nine months ended September 30, 2022. The increase in Gaming revenue for the nine months ended September 30, 2022 was also due to the continued rebounding of operations since the adverse impacts of COVID-19 on 2021 comparable results. Gaming operations revenue for the nine months ended September 30, 2021 benefited from $44 million due to the VAT recovery received from certain U.K. customers. The VAT recovery is related to a 2020 U.K. court ruling, associated with overcharging of value-added tax for previous services rendered to gaming operators and consequently reduced our net gaming revenue related to these customers and arrangements.
SciPlay revenue increased for both periods primarily due to increases in social casino player engagement, average monthly paying users and payer conversion rate, coupled with higher advertising revenue following the Alictus acquisition in the first quarter of 2022.
The increases in iGaming revenue of 9% and 4% for the three and nine months ended September 30, 2022, respectively, were driven by growth in the U.S. from the strength of our original content and increased player activity, coupled with revenue related to acquisitions completed in the second half of 2021, partially offset by the negative impact of foreign-currency translation due to the strengthening U.S. Dollar.
Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Operating expenses:
Cost of services	$101	$90	$11	12%	$283	$273	$10	4%
Cost of product sales	92	63	29	46%	251	166	85	51%
Selling, general and administrative	181	164	17	10%	535	502	33	7%
Research and development	56	47	9	19%	163	140	23	16%
Depreciation, amortization and impairments	102	96	6	6%	317	289	28	10%
Restructuring and other	27	45	(18)	(40)%	106	96	10	10%
Total operating expenses	$559	$505	$54	11%	$1,655	$1,466	$189	13%
Cost of Revenue
Total cost of revenue for the three and nine months ended September 30, 2022 increased as a direct result of higher revenue as described above, driven by $29 million and $85 million, respectively, in higher cost of product revenue primarily associated with higher gaming machine sales.

SG&A
SG&A increased for the three and nine months ended September 30, 2022 as compared to the prior year period, primarily due to higher SciPlay user acquisition costs of $15 million and $31 million, respectively, coupled with higher salaries and benefits in the Gaming and SciPlay segments as a result of increased employee headcount, partially offset by lower stock-based compensation expense.
R&D
The increase in R&D for both periods was primarily due to higher salaries and benefits in the Gaming and SciPlay segments coupled with investments supporting ongoing growth.
D&A
The increase in D&A was primarily due to approximately $17 million and $50 million for the three and nine months ended September 30, 2022, respectively, related to accelerated amortization of certain of our legacy trade names triggered by corporate wide re-branding (see Note 11 in our 2021 10-K for further details), which was partially offset by fully depreciated assets related to prior acquisitions, net of 2021 acquisitions.
Restructuring and Other
The decrease in restructuring and other for the three months ended September 30, 2022, as compared to the prior year period, was primarily due to lower professional services, legal and other charges related to strategic review including the Divestitures (see Note 5). The increase in restructuring and other for the nine months ended September 30, 2022, as compared to the prior year period, was primarily due to $12 million related to contingent consideration remeasurement charges (see Note 12).
Other Factors Affecting Net Income Attributable to L&W

	Three Months Ended September 30,		Nine Months Ended September 30,		Factors Affecting Net Income (Loss) Attributable to L&W
(in millions)	2022	2021	2022	2021	2022 vs. 2021
Interest expense	$(68)	$(120)	$(254)	$(360)	The decreases in interest expense for the three and nine months ended September 30, 2022 reflect the favorable impact of the April 2022 Refinancing resulting in lower outstanding debt.
Loss on debt financing transactions	—	—	(147)	—	Loss on debt financing transactions consummated during the second quarter of 2022 includes a $90 million charge associated with premiums paid to redeem $1,250 million of the 2025 Secured Notes, $1,100 million of the 2026 Unsecured Notes, $353 million of the 2026 Secured Euro Notes, and $271 million of the 2026 Unsecured Euro Notes (see Note 11).
Gain on remeasurement of debt and other	—	12	27	30	Gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates. We redeemed our Euro Notes as part of the April 2022 Refinancing.
Income tax (expense) benefit	(4)	172	(8)	164	The benefits in the prior year periods were primarily due to the release of the valuation allowance recorded during the third quarter of 2021 (see Note 19 in our 2021 10-K for additional information).
Discontinued Operations
As described in Note 1, we completed the Divestitures and received a total of $6.5 billion in gross proceeds. As a result of the Divestitures, we recorded pre-tax gains on sales of discontinued operations of $362 million and $4.9 billion for the three and nine months ended September 30, 2022, respectively.
Revenue of $32 million and $371 million for the three and nine months ended September 30, 2022, respectively, decreased compared to revenue of $285 million and $860 million for the corresponding prior periods, primarily due to lower revenue from the Lottery Business as a result of its sale completed in the second quarter of 2022. The gains on sales of the Divested Businesses drove the increase in net income from discontinued operations, net of tax, to $315 million and $3,855 million for the three and nine months ended September 30, 2022, respectively, from $87 million and $329 million for the corresponding prior periods, partially offset by the decrease in revenue. Refer to Note 2 for further information on our discontinued operations.
See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

BUSINESS SEGMENTS RESULTS (for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021)
GAMING
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
Current Year Update
We continue to see an increase in the demand for our Gaming products and services, and our casino and gaming operations have exceeded pre-COVID levels. Increases in Gaming revenue, for both comparable periods, were driven by all lines of business year-over-year, including robust gaming machine sales growing 47%, coupled with continued growth momentum in Gaming operations, which benefited from higher installed base and average daily revenue per unit. While supply challenges have eased compared to previous periods, we continue to experience and expect supply chain volatility that could impact our ability to meet demand for our products and delay the timing of fulfillment and revenue recognition of these orders.
In October 2022, we acquired substantially all of the assets of House Advantage, LLC, a leading loyalty and marketing software and technology provider, which will expand our Gaming systems offering with enhanced loyalty capabilities.
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2022 and 2021

Results of Operations and KPIs

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenue:
Gaming operations	$161	$151	$10	7%	$479	$445	$34	8%
Machine sales	140	95	45	47%	366	249	117	47%
Systems	70	52	18	35%	181	146	35	24%
Table products	48	41	7	17%	137	109	28	26%
Total revenue	$419	$339	$80	24%	$1,163	$949	$214	23%

F/X impact on revenue	$(9)	$3	$(12)	(400)%	$(19)	$15	$(34)	(227)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	30,536	30,396	140	—%	30,536	30,396	140	—%
Average daily revenue per unit	$45.68	$42.66	$3.02	7%	$44.99	$41.13	$3.86	9%

International units(1):
Installed base at period end	28,100	30,644	(2,544)	(8)%	28,100	30,644	(2,544)	(8)%
Average daily revenue per unit	$12.39	$11.78	$0.61	5%	$13.25	$7.99	$5.26	66%

Gaming machine unit sales:
U.S. and Canada new unit shipments	4,400	3,223	1,177	37%	11,791	8,387	3,404	41%
International new unit shipments	2,859	1,780	1,079	61%	7,252	4,187	3,065	73%
Total new unit shipments	7,259	5,003	2,256	45%	19,043	12,574	6,469	51%
Average sales price per new unit	$17,359	$16,099	$1,260	8%	$17,224	$16,582	$642	4%
(1) Excludes the impact of game content licensing revenue.
Gaming Operations
Gaming operations revenue for both current year periods demonstrated strong growth, which exceeded 2019 levels as a result of strong product performance. Revenue for the nine months ended September 30, 2021 included VAT recovery of $44 million, as described above. Gaming operations for U.S. and Canada had a 140-unit increase in installed base, along with increases in average daily revenue per unit of $3.02 and $3.86 for the three and nine months ended September 30, 2022, respectively, as we continue to see rebounding in demand since the COVID-19-induced business disruptions. This also impacted the average daily revenue per unit for International units, which increased by $0.61 and $5.26 for the three and nine months ended September 30, 2022, respectively. International ending installed base decreased by 2,544-units primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Greece and Latin America.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units both in U.S and Canada and internationally along with a higher average sales price per new unit. Additionally, the impact of the COVID-19 pandemic on the prior year as described above, resulted in lower unit shipments in the prior year periods. The following table summarizes Gaming machine sales changes:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
U.S. and Canada unit shipments:
Replacement units	3,688	2,887	801	28%	10,209	7,051	3,158	45%
Casino opening and expansion units	712	336	376	112%	1,582	1,336	246	18%
Total unit shipments	4,400	3,223	1,177	37%	11,791	8,387	3,404	41%

International unit shipments:
Replacement units(1)	2,725	1,690	1,035	61%	7,082	4,097	2,985	73%
Casino opening and expansion units	134	90	44	49%	170	90	80	89%
Total unit shipments	2,859	1,780	1,079	61%	7,252	4,187	3,065	73%
nm = not meaningful.
(1) The nine months ended September 30, 2021 include 1,751 units that were reclassified from International casino opening and expansion units to correct a misclassification in the prior year period.
Operating Expenses and AEBITDA
Operating expenses for the three and nine months ended September 30, 2022 increased by $56 million and $157 million, respectively, as compared to the corresponding prior year periods, primarily due to (1) $33 million and $93 million, respectively, in higher cost of revenue associated with the increase in revenue as described above, (2) $9 million and $26 million, respectively, in higher D&A primarily driven by accelerated amortization of legacy trade names, which were partially offset by fully depreciated assets related to prior acquisitions, and (3) $9 million and $21 million, respectively, in higher SG&A and R&D costs.
For the three months ended September 30, 2022 as compared to the prior year period, AEBITDA increased by $30 million to $202 million and AEBITDA as a percentage of revenue (“AEBITDA margin”) decreased by 3 percentage points to 48%. For the nine months ended September 30, 2022, AEBITDA increased by $80 million to $552 million and AEBITDA margin decreased by 3 percentage points to 47% as compared to the prior year period. These results were driven by strong growth in gaming operations, gaming machine sales, systems and table games businesses and were partially offset by the increased costs in the current year period and benefit of $44 million revenue related to the VAT recovery in the nine months ended September 30, 2021, as described above. The decrease in AEBITDA margin was due to the change in revenue mix as gaming machine sales demand continue to recover compared to a higher mix of gaming operations revenue in the prior year periods. AEBITDA margin for the nine months ended September 30, 2022 was also impacted as the prior year period benefited from the VAT recovery, as described above.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates in the social gaming market, which is characterized by gameplay online, or mobile devices, that are social and competitive, and self-directed in pace and session length; as well as the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. SciPlay also generates additional revenue, in the hyper-casual space, from the receipt of advertising revenue. Players who install SciPlay’s games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, GOLD FISH® Casino, QUICK HIT® Slots, 88 FORTUNES® Slots, MONOPOLY Slots, and HOT SHOT CASINO®. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include BINGO

SHOWDOWN®, SOLITAIRE PETS™ Adventure, and Backgammon Live as well as other titles in the hyper-casual space through our recent acquisition of Alictus, including games such as CANDY CHALLENGE 3D™, BOSS LIFE™ and DEEP CLEAN INC. 3D™. During the nine months ended September 30, 2022, SciPlay launched five hyper-casual games, including the top hit Master Doctor 3D™. SciPlay currently plans to soft-launch SpellSpinner: Fantasy Quest, a casual game, during the first quarter of 2023. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON, and MICROSOFT. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable Light & Wonder game content. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™. SciPlay’s access to this content, coupled with its years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
Current Year Update
On March 1, 2022, SciPlay acquired Alictus, a Turkey-based hyper-casual game studio, which expanded SciPlay’s business in the casual gaming market, grew its game pipeline and diversified its revenue streams as SciPlay advances its strategy to be a diversified global game developer.
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenue:
Mobile in-app purchases	$149	$131	$18	14%	$426	$400	$26	7%
Web in-app purchases and other(1)	22	16	6	41%	63	52	11	21%
Total revenue	$171	$147	$24	17%	$489	$452	$37	8%

SciPlay KPIs:
In-App Purchases:
Mobile Penetration(2)	90%	89%	1 pp	nm	90%	88%	2 pp	nm
Average MAU(3)	5.9	6.1	(0.2)	(3)%	6.0	6.3	(0.3)	(5)%
Average DAU(4)	2.2	2.3	(0.1)	(4)%	2.3	2.4	(0.1)	(4)%
ARPDAU(5)	$0.80	$0.69	$0.11	16%	$0.76	$0.70	$0.06	9%
Average MPU(6)	0.6	0.5	0.1	11%	0.6	0.5	0.1	6%
AMRPPU(7)	$95.45	$93.67	$1.78	2%	$92.97	$94.26	$(1.29)	(1)%
Payer Conversion Rate(8)	9.7%	8.5%	1.2 pp	nm	9.4%	8.4%	1.0 pp	nm
nm = not meaningful.
pp = percentage points.
(1) Other primarily represents revenue generated from providing advertising platforms with access to SciPlay’s game software platform, which facilitates the placement of advertising inventory, which was not material in the periods presented.
(2) Mobile penetration is defined as the percentage of business to consumer revenue generated from mobile platforms.
(3) MAU = Monthly Active Users is a count of visitors to SciPlay sites during a month. An individual who plays multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, SciPlay uses third-party data to limit the occurrence of multiple counting.
(4) DAU = Daily Active Users is a count of visitors to SciPlay sites during a day. An individual who plays multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, SciPlay uses third-party data to limit the occurrence of multiple counting.
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

For the three months ended September 30, 2022, SciPlay revenues increased as social casino payer engagement and average monthly payers increased, coupled with advertising revenue following the Alictus acquisition.
For the nine months ended September 30, 2022, SciPlay revenues increased in social casino games as a result of an increase in average monthly paying users due to a higher payer conversion rate during the period, coupled with a $15 million increase in advertising revenue following the Alictus acquisition.
The increase in mobile penetration percentage for the three and nine months ended September 30, 2022 primarily reflects a continued trend of players migrating from web to mobile platforms to play SciPlay’s games.
Average MAU for the three and nine months ended September 30, 2022 decreased due to the turnover in users. ARPDAU increased as a function of lower average DAU for periods presented.
Average DAU slightly declined for the three and nine months ended September 30, 2022 due to the turnover in users compared to the three and nine months ended September 30, 2021.
For the three months ended September 30, 2022, AMRPPU and average MPU increased as payer conversion improved compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, AMRPPU declined while MPU improved as payer conversion improved, compared to the nine months ended September 30, 2021.
Payer conversion rates are at an all-time high due to consistent payer interaction with the games by players as a result of the introduction of new content and features into SciPlay’s games.
Operating Expenses and AEBITDA
The increase in operating expenses for the three and nine months ended September 30, 2022 as compared to the prior year periods is primarily correlated with the increase in revenue (as described above) as a result of higher platform fees, higher marketing spend of $15 million and $31 million, respectively, and higher salaries and benefits related to an increase in headcount, coupled with an increase in D&A due to additional amortization associated with intangible assets from recent acquisitions.
AEBITDA for the three and nine months ended September 30, 2022 decreased primarily due to higher operating expenses primarily related to user acquisition spend, coupled with personnel costs, partially offset by an increase in revenue, as discussed above. AEBITDA margin for the three and nine-month periods decreased by 5 percentage points, primarily due to higher operating expenses as a result of increased investment in marketing.
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
Current Year Update
We continue to expand our customer base and capitalize on growth in the U.S. and other emerging markets by leveraging our industry leading platforms, content and solutions. We continue to make progress on the U.S. licensing for launch of recent acquisitions including live casino, ELK Studios and Playzido (content studio acquired in April 2022), as well as invest in our ability to scale our own original land-based content offering in the U.S.
Results of Operations

Three and Nine Months Ended September 30, 2022 and 2021

The increase in iGaming revenue of 9% and 4% for the three and nine months ended September 30, 2022, respectively, was primarily due to continuing momentum in the U.S. market coupled with continued strong performance of businesses that we acquired in the second half of 2021. The three- and nine-month periods were impacted by unfavorable impact of foreign currency translation of $5 million and $10 million, respectively, due to strengthening of the U.S. Dollar, primarily against the British Pound Sterling and the Euro. The U.S. market delivered 39% and 50% year-over-year revenue growth for the three and nine months ended September 30, 2022, respectively, driven by the strength of our original content and growth in gross gaming revenue. Wagers processed through our Open Gaming System for both current year periods increased slightly to $18 billion and $53 billion, respectively, as compared to the prior year periods, despite unfavorable foreign currency translation impact. AEBITDA for the three and nine months ended September 30, 2022 was $20 million and $61 million, respectively, up 11% and 2%, respectively, as compared to the prior year periods. AEBITDA margin remained flat due to the scaling of original content launches as well as our acquisitions, which was offset by higher costs associated with continued investments supporting ongoing growth, including our upcoming launch of live casino in the U.S. expected next quarter, subject to regulatory approvals.
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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of September 30, 2022, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment).
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
L&W (excluding SciPlay)	$978	$750	$(12)	$1,716
SciPlay	299	150	—	449
Total as of September 30, 2022	$1,277	$900	$(12)	$2,165

L&W (excluding SciPlay and assets held for sale)	$221	$650	$(12)	$859
SciPlay	364	150	—	514
Assets held for sale	44	—	—	44
Total as of December 31, 2021	$629	$800	$(12)	$1,417
Total cash held by our foreign subsidiaries was $128 million as of September 30, 2022. This amount decreased from $180 million as of December 31, 2021, which included discontinued operations. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock over a three-year period. Through November 4, 2022, we repurchased 4.4 million shares of common stock under the program at an aggregate cost of $241 million.
On May 9, 2022, SciPlay Board of Directors approved a share repurchase program under which SciPlay is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of SciPlay’s outstanding Class A common stock over a two-year period. Through November 4, 2022, SciPlay repurchased 2.2 million shares of Class A common stock under the program at an aggregate cost of $28 million.
The Divestitures are estimated to generate approximately $685 million of net cash taxes, after usage of tax attributes. We paid $465 million of these taxes during the third quarter of 2022, with $175 million expected to be paid during the fourth quarter of 2022, and $43 million expected to be paid during the second quarter of 2023.

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
Cash Flow Summary

	Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Net cash (used in) provided by operating activities from:
Continuing operations	$(346)	$199	$(545)
Discontinued operations	52	260	(208)
Net cash (used in) provided by operating activities	(294)	459	(753)
Net cash provided by (used in) investing activities from:
Continuing operations	(224)	(148)	(76)
Discontinued operations	6,368	(58)	6,426
Net cash provided by (used in) investing activities	6,144	(206)	6,350
Net cash used in financing activities from:
Continuing operations	(5,210)	(484)	(4,726)
Discontinued operations	(3)	(8)	5
Net cash used in financing activities	(5,213)	(492)	(4,721)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(3)	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	$625	$(242)	$867
Cash Flows from Operating Activities

	Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Net income	$3,658	$291	$3,367
Less: Income from discontinued operations, net of tax	(3,855)	(329)	(3,526)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities from continuing operations	488	358	130
Changes in working capital accounts, excluding the effects of acquisitions	(641)	51	(692)
Changes in deferred income taxes and other	4	(172)	176
Net cash (used in) provided by operating activities from continuing operations	$(346)	$199	$(545)
Net cash used in operating activities from continuing operations increased primarily due to unfavorable changes in working capital, partially offset by a $147 million increase in earnings (drivers described above).
Changes in working capital accounts, excluding the effects of acquisitions from continuing operations, for the nine months ended September 30, 2022 were primarily driven by the timing of disbursements, including $465 million in cash taxes paid related to the Lottery Business divestiture, $157 million in costs associated with the strategic review and related transactions, higher incentive compensation payout, higher inventory purchases in order to limit supply chain impacts and support future sale levels, and $25 million paid by SciPlay for the Washington State matter settlement as described in Note 16.
Net cash provided by operating activities from discontinued operations decreased primarily due to lower earnings as the current year period included only a partial period for Lottery Business that was sold during the second quarter of 2022 coupled with approximately $85 million in direct transaction costs associated with closing of the Divestitures.
Cash Flows from Investing Activities
Net cash used in investing activities from continuing operations increased primarily due to acquisitions during the nine months ended September 30, 2022 and higher capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software. The increase in net cash used in investing activities was partially offset by the settlement of our cross-currency interest rate swaps, in which we received approximately $50 million in cash proceeds, and $6 million in SciPlay proceeds from matured investments.
Net cash provided by investing activities from discontinued operations increased primarily as a result of the receipt of $6,409 million in gross cash proceeds from the Divestitures, net of cash, cash equivalents and restricted cash transferred, during the nine months ended September 30, 2022.
Cash Flows from Financing Activities
Net cash used by financing activities increased primarily due to the April 2022 Refinancing debt transactions, in which we repaid $6,984 million in senior notes (including redemption premium) and outstanding borrowings under the SGI Term Loan B-5 and received $2,200 million in proceeds from the issuance of the SGI Term Loan B. Additionally, the increase was due to purchases of treasury stock and SciPlay’s common stock, under their respective repurchase programs described above, as well as taxes paid related to net share settlement of equity awards. During the nine months ended September 30, 2022, we purchased $203 million of our common stock and $18 million of SciPlay’s common stock. The increase in net cash used by financing activities was partially offset by repayments of $400 million under the SGI Revolver in the prior year period.
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
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2021 10-K, other than those related to the Alictus acquisition described in Note 1 and the April 2022 Refinancing described in Note 11.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of September 30, 2022, the face value of long-term debt was $3,947 million, including $2,195 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $22 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.
In April 2022, we entered into interest rate swap contracts with $700 million notional amount to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we will pay. The objective of our interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the SOFR component of interest expense to be paid on a portion of our variable rate debt. These hedges mature in April 2027.
Cross-Currency Interest Rate Swaps
As a result of the April 2022 Refinancing described above, we settled our cross-currency interest rate swaps and received approximately $50 million in cash proceeds.
Net Investment Non-Derivative Hedge - 2026 Secured Euro Notes
As a result of the April 2022 Refinancing described above, we redeemed all of 2026 Secured Euro Notes and no longer have designated net investment hedge.

For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges, see Note 12.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2022.
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 20 in our 2021 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2021 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1(a)
Restated Articles of Incorporation of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022 (incorporated by reference to Exhibit 3.1(a) to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

3.1(b)
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022 (incorporated by reference to Exhibit 3.1(b) to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

3.2
Second Amended and Restated Bylaws of Light & Wonder, Inc., effective as of April 28, 2022 (incorporated by reference to Exhibit 3.2 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on April 29, 2022).

10.1
Amendment No. 2 to the Equity Purchase Agreement, dated as of August 2, 2022, by and among Light & Wonder, Inc., Endeavor Operating Company, LLC and Endeavor Group Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.2	Agreement and General Release, dated as of August 30, 2022, by and between Light & Wonder, Inc. and Barry L. Cottle.**(†)

10.3	Retention Letter, dated as of September 7, 2022, by and between Light & Wonder, Inc. and Constance P. James.**(†)

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

31.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(†) Filed herewith.
* Furnished herewith.
** Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHT & WONDER, INC.
(Registrant)

		By:	/s/ Constance P. James
		Name:	Constance P. James
		Title:	Executive Vice President, Chief Financial Officer, Treasurer, Corporate Secretary, and Principal Accounting Officer

Dated:	November 9, 2022