Form 10-K
period 2022-12-31
Light & Wonder, Inc.
filed 2023-03-01
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2022, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,951,061,016.
Common stock outstanding as of February 24, 2023 was 90,999,041.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2023 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
2025 Secured Notes	5.000% senior secured notes due 2025 issued by LNWI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by LNWI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by LNWI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by LNWI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by LNWI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
April 2022 Refinancing	The series of refinancing transactions we completed in April 2022, in which we entered into the LNWI Credit Agreement containing the LNWI Revolver and LNWI Term Loan B, and we redeemed the LNWI Term Loan B-5, 2025 Secured Notes, 2026 Secured Euro Notes, 2026 Unsecured Euro Notes and 2026 Unsecured Notes
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CMS	casino-management system
Coin-in	the amount wagered
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020), the resulting pandemic and the associated impacts on the macroeconomic environment in general and our business environment specifically
D&A	depreciation, amortization and impairments (excluding goodwill)
Divested Businesses or Divestitures	The Lottery Business and Sports Betting Business combined or the sales of these, as appropriate within the context
ETS	electronic table system
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LAP	local-area progressive
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to SGI
LNWI Credit Agreement
That certain credit agreement, dated as of April 14, 2022, among SGI, as the borrower, L&W, as a guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender, BofA Securities, Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Fifth Third Bank, National Association, Barclays Bank PLC, Citizens Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Truist Securities, Inc., Credit Suisse Loan Funding LLC and Macquarie Capital (USA) Inc. as Lead Arrangers and Joint Bookrunners, as amended, restated, amended and restated, supplemented or otherwise modified from time to time

LNWI Revolver	Revolving credit facility with aggregate commitments of $750 million extended pursuant to the LNWI Credit Agreement
LNWI Term Loan B	Term loan facility, issued pursuant to the LNWI Credit Agreement
LNWI Term Loan B-5	Term loan facility, issued pursuant to that certain credit agreement, dated as of October 18, 2013 (and amended, supplemented and modified from time to time), by and among SGI, as the borrower, L&W, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto
Lottery Business	Our prior operating business segment that provided instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators wagering solutions to various gaming entities. This business segment was divested during the second quarter of 2022 and is included in discontinued operations in our financial statements
Net win	Coin-in less payouts
Note	a note in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
PTG	proprietary table games
R&D	research and development

RMG	real-money gaming
RSU	restricted stock unit
SciPlay	SciPlay Corporation, formerly referred to as our Social business segment
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SG&A	selling, general and administrative
SGI	Scientific Games International, Inc. (predecessor to LNWI, a wholly-owned subsidiary of L&W)
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
Sports Betting Business	Our prior line of business that provided sports betting services which enable customers to operate sports books, including betting markets across both fixed-odds and pari-mutual betting styles, a distribution platform, full gaming process support services and brand and player management. This business was divested during the third quarter of 2022 and is included in discontinued operations in our financial statements
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VAT	value-added tax
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2023 Light & Wonder, Inc. All Rights Reserved.
The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 1935, 2023 Hasbro. All Rights Reserved. Licensed by Hasbro.
and James Bond indicia © 1962-2023 Danjaq, LLC and MGM. and all other James Bond related trademarks are trademarks of Danjaq, LLC. All Rights Reserved.
THE FLINTSTONES™ and all related characters and elements © & ™ Hanna-Barbera.
©2023 Playboy Enterprises International, Inc. PLAYBOY, PLAYMATE, PLAYBOY BUNNY, and the Rabbit Head Design are trademarks of Playboy Enterprises International, Inc. and used under license by Light & Wonder, Inc.

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•the effects of the COVID-19 pandemic and any resulting unfavorable social, political, economic and financial conditions;
•our inability to successfully execute our strategy and rebranding initiative;
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
•U.S. and international economic and industry conditions, including increases in benchmark interest rates and the effects of inflation;
•public perception of our response to environmental, social and governance issues;
•changes in, or the elimination of, our share repurchase program;
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

ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, all references to the words “Light & Wonder,” “Light & Wonder, Inc.,” “we,” “us,” “our” and the “Company” refer to L&W and its consolidated subsidiaries.
General
L&W, formerly known as Scientific Games, was incorporated in the state of Delaware on July 2, 1984. On September 18, 2017, L&W entered into an Agreement and Plan of Merger with SG Nevada Merger Company, a Nevada corporation and L&W’s wholly owned subsidiary (“Newco”), providing for the merger of L&W with and into Newco with Newco surviving the merger (the “Surviving Corporation”), for the sole purpose of changing L&W’s state of incorporation from Delaware to Nevada (the “reincorporation merger”). The reincorporation merger was approved by the affirmative vote of holders of a majority of outstanding shares of Class A common stock of L&W entitled to vote thereon at a special meeting of L&W’s stockholders on November 27, 2017. On January 10, 2018, the reincorporation merger was consummated. Following the consummation of the reincorporation merger, each outstanding share of Class A common stock of L&W, par value $0.01 per share, automatically converted into one share of common stock of the Surviving Corporation, par value $0.001 per share. The reincorporation merger did not result in any change in L&W’s name, headquarters, business, management, location of offices, assets, liabilities or net worth, other than as a result of the costs incident to the reincorporation merger. Our management, including all directors and officers, immediately prior to the reincorporation merger remained the same immediately following the reincorporation merger and assumed identical positions with the Surviving Corporation.
During the second quarter of 2021, with the support of our Board of Directors, we completed our strategic review and set forth our strategy to become a leading cross-platform global games company with a focus on content and digital markets. As a result of this strategy, during 2022 we completed divestitures of the Lottery Business and Sports Betting Business, which marked a major milestone in transforming and deleveraging our balance sheet.
On April 18, 2022, we changed our name to “Light & Wonder, Inc.” In connection therewith, the ticker symbol for the Company’s common stock was changed from SGMS to LNW, at the time of the legal name change. The Company’s common stock is listed on The Nasdaq Stock Market.
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We report our results of operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services.
We have reflected the financial results of the Lottery Business and Sports Betting Business as discontinued operations in our consolidated statements of operations for all periods presented and the assets and liabilities of these businesses as held for sale in our consolidated balance sheet as of December 31, 2021. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
Strategy
We strive to provide high quality products and services to our customers across all of our business segments. We reconstituted our Board of Directors in 2020, and during the second quarter of 2021, with the support of our Board of Directors, we completed our strategic review and set forth our strategy to become a leading cross-platform global games company with a focus on content and digital markets. We established a strategic roadmap to drive long-term value that consists of: (i) growing our market share and leveraging our differentiated position; (ii) streamlining our organization; (iii) driving sustainable growth and maintaining a healthy balance sheet; and (iv) disciplined capital allocation strategy. In 2022, we completed the Divestitures, reaching a major milestone in transforming our business, and with our resulting streamlined organization and vision to be the leading cross-platform global games company, we continue to focus on the following, supporting our strategic roadmap:
•Creating great content and franchises fully cross-platform and enabling a seamless player experience — We are singularly focused on creating great games and evergreen franchises that can be made available to players on any platform they want to play and enabling systems and technology for our players and customers.
•Expanding in high-return markets — We are investing organically and inorganically in our core markets and strategic adjacencies that generate strong long-term cash-based returns.
•Maximizing cash flow from operations — With the completion of the Divestitures, we have significantly de-levered our balance sheet, enabling us to invest organically and inorganically in our core growth areas to accelerate our strategies by investing and unlocking shareholder value.

•Disciplined capital allocation — We are focused on returning capital to shareholders through our balanced and opportunistic capital allocation management, including, but not limited to, organic investments in R&D and capital expenditures, expanding in high-return markets, and share repurchases, while we maintain financial strength and flexibility.
•High performing talent and culture — We are creating an organization and culture of high performance by building a strong and diverse global team that cultivates open minds and focuses on driving innovation and enabling an efficient and flexible operation that is structured to support our business strategies.
Gaming Segment
The gaming industry is characterized by the continuous development of new technologies, products and game content. Gaming products and services are used by a diverse group of gaming operators and U.S. and international lotteries which may offer VLTs and other forms of gaming, such as bingo and sports wagering.
Our products are installed in all of the major regulated U.S. gaming jurisdictions and in approximately 185 international gaming jurisdictions. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.
A substantial portion of our U.K. gaming business benefits from a contract with the large U.K. bookmaker Entain PLC, which represents a significant portion of our U.K. LBO server-based gaming business.
Competition
The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We compete primarily with Ainsworth Game Technology, Aristocrat Leisure Ltd., (“Aristocrat”), Aruze Gaming America, Inc., Bluberi Gaming USA, Inc., Everi Games, Inc., Incredible Technologies, Inc., International Game Technology (“IGT”) (a subsidiary of International Game Technology PLC), Inspired Entertainment Inc., Konami Digital Entertainment, Inc. (“Konami”), the Novomatic Group of Companies, Interblock, and PlayAGS, Inc. (“AGS”).
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
SciPlay Segment
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay also operates in the hyper-casual market, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of virtual coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue in the hyper-casual market from the receipt of advertising revenue. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, GOLD FISH® Casino, QUICK HIT® Slots, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include BINGO SHOWDOWN®, SOLITAIRE PETS™ Adventure and Backgammon Live as well as other titles in the hyper-casual market through the acquisition of Alictus Yazilim Anonim Şirketi (“Alictus”), including games such as CANDY CHALLENGE 3D™, BOSS LIFE™ and DEEP CLEAN INC. 3D™. During 2022, SciPlay launched seven hyper-casual games, including the top hits Master Doctor 3D™ and Fade Master 3D™, and continued development of SPELLSPINNER: FANTASY QUEST™, a casual game. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features, and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON, and MICROSOFT. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable Light & Wonder game content. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY and JAMES BOND™. SciPlay’s access to this content, coupled with its years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
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
Competition
Our SciPlay business segment faces significant competition in all aspects of its business. SciPlay’s primary social casino game competitors include Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), DoubleU Games Co., Ltd/Double Down Interactive, GSN Games/Bash Gaming (subsidiaries of Scopely, Inc.), AppLovin Corporation and Huuuge Games. SciPlay’s competitors in the broader social game market include Activision Blizzard, Electronic Arts, Kabam, Take-Two Interactive (acquirer of Zynga, Inc.), Tencent Holdings and Rovio. SciPlay also competes with platforms that host real money gambling, including those provided by our iGaming business segment. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of online entertainment, including social media and other video games, on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.
iGaming Segment
Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. The majority of our revenue is derived from casino-style game content, including a wide variety of internally developed and branded games as well as popular third-party provider games. These games are made available to iGaming operators via content aggregation platforms, including Open Gaming System, remote gaming servers and various other platforms. We also provide our Open Platform System (“OPS”), a player account management system which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. We continue to make progress on the U.S. licensing for launch of live casino and are on track to launch in early 2023. Generally, we host the play of our game content which is integrated with the online casino operators’ websites.

Competition
In our iGaming business, we compete for the discretionary spending of consumers with other digital gaming entertainment companies that offer real-money digital casino games. Our primary real-money online casino games competitors include Evolution Gaming, Games Global, GAN, IGT, and Playtech.
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
We have Gaming R&D personnel located in our Las Vegas, Nevada and Chicago, Illinois facilities. We have SciPlay personnel located primarily in Austin, Texas; Cedar Falls, Iowa; and Tel Aviv, Israel. We have iGaming R&D personnel based primarily in the United Kingdom, Greece and India. We also have game development studios in Las Vegas; Sydney, Australia; Bristol, England; Montreal, Canada; Stockholm, Sweden and additional R&D staff in Reno, Nevada and Vienna, Austria and in various other smaller locations.
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
We market many of our products under trademarks and copyrights that provide product differentiation and recognition and promote our portfolio of product offerings. All of our games feature elements that are subject to copyright rights and protection. In addition, we generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our products and games. Protections for trademarks exist in many countries, including the U.S., for as long as the trademark is registered and/or used. Registrations are generally issued for fixed, but renewable terms, although trademark rights may exist whether or not a mark is registered, and the duration of the registrations varies by country.
We believe that our use of both our own and third-party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro, Inc.; Warner Bros. Consumer Products Inc.; Frank Sinatra Enterprises, LLC; ABG EPE IP LLC, Elvis Presley Enterprises, LLC; Danjaq, LLC and Metro-Goldwyn-Mayer; John R. Cash Revocable Trust; and Universal Studios, parent company NBC Universal Film and Entertainment.
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

Production Processes, Sources and Availability of Components
We currently produce substantially all of our gaming machines through a mix of our manufacturing facilities and contracted third parties. We have finishing lines in Las Vegas; Sydney, Australia; Barcelona, Spain; Midrand, South Africa; and Manchester, England. These finishing lines allow for the completion and testing of our gaming machine assemblies from our facilities. We also refurbish used gaming machines primarily at our Las Vegas and Manchester facilities.
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
Shufflers are assembled in our Las Vegas facility and by third parties near Salzburg, Austria. The assembly of Shufflers includes various levels of sub-assemblies with completion and testing at one of our finishing lines described above. We do remanufacturing and refurbishment of shufflers in Las Vegas.
Hardware and component parts associated with our CMSs are purchased directly from the contract manufacturers and flow through our facilities, finishing lines as indicated in the above locations, with final assembly, testing and shipment to customers. These parts do not require a significant amount of assembly and are used primarily in systems implementations, which take place at customer locations.
We place advance orders for certain gaming components with long lead times based on projected customer demand through our sales and operations planning process. The purchase horizon of components has increased as a result of the exceeding demand following the COVID-19 pandemic. We expect this to normalize through the end of 2023 and return to normal levels in 2024.
We believe we currently have an adequate supply of component parts and raw materials used in the manufacturing of our gaming machines, shufflers and CMSs. We are continuously assessing any potential supply chain challenges in order to meet customer demand. We actively manage and mitigate supply chain risk in collaboration with engineering to specify and approve alternative components, dual sourcing, safety stock to deal with volatility in supply and demand, and management of the purchase lead time horizon to ensure we have sufficient materials available.
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
As of December 31, 2022, we employed approximately 6,100 persons worldwide, with approximately 2,700 employed domestically and 3,400 employed internationally.
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
Compensation and Benefits
L&W provides a competitive and comprehensive benefits program that is aligned with our business objectives and attempts to inspire employees to drive innovation and improve Company performance. In addition to cash and equity compensation, L&W offers medical, dental and vision plans; employee stock purchase plans; paid time off and paid holidays; company-paid disability; life insurance; 401(k) plans; flexible spending accounts; and employee assistance programs.
Environmental, Social and Governance (“ESG”)
We are committed to serving as responsible corporate stewards for our employees, partners and communities. We believe that our Corporate Social Responsibility (“CSR”) initiatives and our ESG priorities are an integral part of shaping our culture and underscore our commitment to be an employer of choice and positive influence in the industry and the communities in which we operate. Our CSR initiatives include the following key pillars:
•Community (Philanthropy);
•People (Diversity, Equity and Inclusion);
•Planet (Environmental Sustainability);
•Players (Responsible Gaming); and
•Corporate Governance (Code of Business Conduct).
All of our employees are expected to adhere to our Code of Business Conduct, which addresses key principles such as conflicts of interest, confidentiality, fiduciary responsibility and legal compliance. More information about our CSR initiatives can be found on our website. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Government Regulation
General
Each of our business segments is generally subject to extensive and evolving regulation. For the Gaming business segment, regulation customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition. Each of our business segments is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet and over mobile networks, especially in relation to privacy and security. Furthermore, for the SciPlay business segment, there is also significant opposition in some jurisdictions to interactive social gaming, including social casino gaming. For our iGaming business segment, although some states are expanding the availability of digital gaming, there have also been various state and federal bills proposed recently in the U.S. to restrict or prohibit digital gaming. Significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, we cannot assure that laws restricting digital gaming will not be passed at either the federal or state level.

While we believe that we are in compliance with all material laws and regulatory requirements applicable to us, we cannot assure that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our results of operations, cash flow or financial condition.
We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming, SciPlay, and iGaming activities, as well as those generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, which is comprised of employee and non-employee directors and a non-employee gaming law expert. While we are firmly committed to full compliance with all applicable laws, we cannot assure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.
In the European Union (“EU”), various judgments by the Court of Justice of the European Union (“CJEU”) have addressed the approaches adopted by certain member states to restrict and/or regulate gaming. Topics addressed in those judgments include the ability of member states to grant, or to maintain, monopolies for gaming activities and the power of member states to limit access by gaming providers established elsewhere in the EU. In December 2017, the European Commission dropped all enforcement actions related to gambling in an effort to change the way it enforces EU law, leaving compliance with EU laws to national courts. In September 2021, following a request from the European Commission in April 2018, the European Committee for Standardisation (“CEN”) adopted a reporting standard in support of supervision of online gambling services by the gambling regulatory authorities of EU member states. This is a voluntary tool to facilitate the flow of information between regulators and gambling businesses. In January 2023, the members of the CEN voted to create a European standard on markers of harm for online gambling.
While we believe that we have developed appropriate procedures and policies to comply with the requirements of these evolving laws and legal pronouncements, we cannot assure that our activities or the activities of our customers will not become the subject of law enforcement proceedings or that any such proceedings would not have a material adverse impact on us or our business plans. Furthermore, laws and regulations applicable to gaming in U.S. and international jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.
From time to time, we retain government affairs representatives in various U.S. and international jurisdictions to advise elected and appointed officials and the public concerning our views on gaming legislation, monitor such legislation and advise us in our relations with gaming authorities.
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

We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to sell, lease or operate our gaming products and services in approximately 468 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 185 international gaming jurisdictions.
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
SciPlay
SciPlay is subject to foreign and domestic laws and regulations that affect companies operating online, including over the internet and mobile networks, many of which are still evolving and could be interpreted in ways that could negatively impact business, revenue and results. SciPlay is also subject to federal, state and foreign laws related to the privacy and protection of player data. Such regulations, such as the General Data Protection Regulation (“GDPR”) from the EU, the California Consumer Privacy Act and the California Privacy Rights Act are recent, untested laws and regulations that have and could further affect SciPlay’s operations and business. The extent of the potential impact is unknown.
There is significant opposition in some jurisdictions to social and social casino gaming. Anti-gaming groups that specifically target social casino games are located in several states and countries. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino gaming specifically. These opposition efforts could lead to a prohibition on social gaming or social casino gaming altogether, restrict SciPlay’s ability to advertise its games or substantially increase costs to comply with regulations, all of which could have an adverse effect on results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect SciPlay’s business.
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
On May 14, 2018, the Supreme Court of the U.S. overturned the Professional and Amateur Sports Protection Act (“PASPA”), a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, at least 30 states and the District of Columbia have legalized some form of sports wagering, with some of those states permitting online sports wagering. Other states are considering legislation that would permit legal sports wagering, both land based and online.
In late 2011, the Office of Legal Counsel of the DOJ (the “OLC”) issued an opinion which concluded that the prohibitions of the Federal Wire Act of 1961 (the “Wire Act”) were limited to sports gambling and thus did not apply to other forms of wagering (the “2011 DOJ opinion”). In January 2019, the OLC published a legal opinion dated November 2, 2018 (the “2018 DOJ opinion”), which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act and that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The DOJ later issued memoranda directing federal law enforcement agencies to refrain from enforcing the conclusions of the 2018 DOJ opinion for activities other than sports betting until June 30, 2020. No official extension of the forbearance period was ever announced, but on January 20, 2021, the U.S. Court of Appeals for the First Circuit issued an opinion that the Wire Act applies only to the interstate transmission of wire communications related to sports gambling and not to all bets and wagers. With the DOJ’s subsequent announcement that it would not seek review by the U.S. Supreme Court, it would seem to be settled that the Wire Act applies to interstate sports wagering only. However, we are unable to determine what future impact the 2018 DOJ opinion, or the impact of any other challenge to the 2018 DOJ opinion, will have on our iGaming business or our customers.

Currently we have launched in six states in the U.S. A number of states in the U.S. are currently considering regulation of iGaming. We cannot assure that laws permitting digital gaming will be enacted.
On December 19, 2019, the U.K. Government confirmed the proposed review of the Gambling Act 2005. The review started on December 8, 2020 with the publication of terms of reference The call for evidence ran for 16 weeks and closed on March 31, 2021. The U.K. Government is currently considering submissions in advance of publishing a White Paper, which has been repeatedly delayed due to the political and economic climate in the U.K. In the likely next stage of the review, the U.K. Government is likely to make recommendations only, setting out options for reform, rather than a clear recommended course of action. To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering (also known as online gambling) through the implementation of new or revised licensing and taxation regimes, with increasingly stringent requirements particularly on business-to-consumer businesses in relation to responsible gambling and affordability checks. Also, some jurisdictions impose sanctions on unlicensed providers. Countries outside Europe and the U.S. have also begun evaluating digital gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue. We now have 21 operators live in Ontario, Canada, following its change in iGaming regulation in the second quarter of 2022. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.
We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to digital gaming and sports betting.
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
Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Matthew R. Wilson	41	President and Chief Executive Officer and Director
Constance P. James	41	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
James Sottile	62	Executive Vice President and Chief Legal Officer
Siobhan Lane	41	Executive Vice President and Group Chief Executive, Gaming
Matthew R. Wilson has served as President and Chief Executive Officer since October 2022. Mr. Wilson joined L&W as Executive Vice President and Group Chief Executive, Gaming, in March 2020. Mr. Wilson has over 17 years of gaming industry experience. Before joining L&W, he was the Managing Director of the Americas at Aristocrat, one of the world’s leading providers of gaming solutions, from February 2017 until August 2019. Mr. Wilson began his tenure at Aristocrat in 2004 and held several significant positions in a variety of Aristocrat’s markets during his time there, including serving as Senior Vice President, Sales & Marketing for the Americas from September 2014 until October 2015. His other roles at Aristocrat included Regional Sales Manager and Vice President of Marketing for the Americas.
Constance P. James has served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary for L&W since October 2021. Previously, Ms. James has served as the Company’s Chief Financial Officer, Gaming, from January 2020 to October 2021. Ms. James also has served as a member of the board of directors of SciPlay Corporation since May 1, 2022. Most recently before joining L&W, she served as a Corporate Vice President of Finance for Cargill, a global supplier of food, agriculture, nutrition and risk management. Previously, Ms. James was the CFO of the Global Land Based Gaming division at Aristocrat.
James Sottile has served as Executive Vice President and Chief Legal Officer since September 2018. Prior to this role, Mr. Sottile was with Jones Day, where he was a partner in its New York office. Mr. Sottile was named a notable practitioner by Chambers USA: America’s Leading Business Lawyers from 2005 to 2018 and was recognized in The Best Lawyers in America from 2011 to 2018.
Siobhan Lane has served as Executive Vice President and Group Chief Executive of Gaming since October 2022. Before this role, Ms. Lane served as Senior Vice President and Chief Commercial Officer of Gaming from February 2020 to October 2022. Prior to joining L&W, she spent 12 years at Aristocrat in roles of increasing responsibility, finishing as Senior

Vice President, Marketing and Gaming Operations, during which time she helped lead the organizational transformation and market turnaround of Aristocrat in the North American region.
Access to Public Filings
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
We make the following information, among others, available as soon as practically possible free of charge through the Investors link on our website at explore.lnw.com/investors and we use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD):
•our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with or furnished to the SEC;
•Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and
•our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer and Chief Financial Officer in keeping with the Sarbanes-Oxley Act of 2002).
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
Risks Relating to Economic and Current Conditions Impacting us and our Business
•The effects of the COVID-19 pandemic or similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.
•Failure to successfully execute on our strategy and rebranding initiative could negatively impact our results of operations, cash flows and financial information.
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
•Unfavorable U.S. and international economic conditions, or decreased discretionary spending or travel due to other factors such as inflation, rising benchmark interest rates, terrorist activity or threat thereof, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof or other economic or political uncertainties, have adversely affected and may continue to adversely affect our business, results of operations, cash flows and financial condition.

•Public perception of the Company’s response to ESG issues could adversely affect our reputation, our customer base and business and financial results.
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
•We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to finance required capital expenditures under new contracts and meet our other cash needs or satisfy our minimum liquidity covenant. These obligations require a significant amount of cash, which would reduce our available liquidity.
Risks Relating to our Technology
•Our success depends on the security and integrity of the systems and products we offer, and security breaches, including cybersecurity breaches, or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer.
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
•Legislative interpretation and enforcement of certain gaming activities could adversely affect financial performance and reputation.
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
Risks Relating to Economic and Current Conditions Impacting us and our Business
The effects of the COVID-19 pandemic or similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.
The outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and may continue to lead to decreased discretionary spending and consumer travel, which have had, and will continue to have, a negative effect on us, especially in our Gaming business. Other future health epidemics or contagious disease outbreaks or variants of COVID-19, such as Delta and Omicron, could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19, any resulting unfavorable social, political and economic conditions and decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways in different communities. In our Gaming business, especially our Participation gaming, SciPlay business segment and iGaming business segment, our revenue is largely driven by players’ disposable incomes and level of gaming activity. The outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and has reduced, and may continue to reduce or maintain at low amounts, the disposable incomes of players across all of our business units. This resulted in fewer patrons visiting casinos, whether land-based or online, and lower amounts spent per casino visit and may result in, reduced spend on online gambling activities, which negatively impact the results of operations, cash flows and financial condition of our casino customers, their ability to purchase or lease our products and services and revenues to our online casino partners and, therefore, our iGaming business revenue.
The outbreak of COVID-19 and the resulting unfavorable economic conditions have also impacted, and could continue to impact, the ability of our customers to make timely payments to us. These unfavorable conditions have caused, and could continue to or may cause, some of our Gaming customers to temporarily close gaming venues or declare bankruptcy, which would adversely affect our business. In prior years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. In 2020, we saw a negative impact on future demand of certain Gaming products as a result of COVID-19, which has resulted and, depending on the evolving nature of the pandemic, has the potential to later result in material inventory charges, which could increase our cost of products and decrease our gross margin. During the year ended December 31, 2020, we recorded $48 million in charges related to inventory in our Gaming business segment. COVID-19 has also caused significant volatility in both the credit and equity markets, having led to an economic downturn and having the continued potential to lead to further economic downturn. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Suppliers to our business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our operations, business, results of operations, cash flows or financial condition. We did not have any material charges related to inventory during the year ended December 31, 2022.
Various gambling regulators have implemented additional responsible and safer gambling measures relating to our iGaming casino business including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact our operations, business, results of operations, cash flows or financial condition, particularly if additional gambling regulators follow suit.
Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our suppliers, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. In 2020, we took measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites, but we cannot assure these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We also took measures to reduce operating costs and ensure liquidity given the uncertain impact of COVID-19 on revenue, deferred all non-critical capital expenditures, and implemented a number of employee-related actions. However, we experienced and may still experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations were and could again be disrupted if and/or when any of our employees has been or is suspected of infection, since this has and may cause our employees to be quarantined and/or our offices to continue operating remotely. We may continue to incur some costs for our operations, and our revenues could be impacted again. As a result of some of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020 were adversely affected by the COVID-19 outbreak. The extent to which this outbreak further impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact. For more information on the impact of COVID-19 pandemic on each of our business segments and measures taken by us in response to COVID-19, see section captioned “Business Overview – Trends and Uncertainties – COVID-19” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Failure to successfully execute on our strategy and rebranding initiative could negatively impact our results of operations, cash flows and financial information.
We have begun executing our strategy to become the leading, cross-platform global games company (more fully described in in Part I, Item 1 above). Jointly with our strategy, as of April 2022, we have rebranded our Company and operate under a new name and logo. Successful execution on our strategy may present unexpected challenges and uncertainties. We may incur integration and optimization expenses to execute and facilitate our strategies.
Our business strategy is to invest in great content and franchises across land-based, digital and mobile platforms, expand in high-growth markets, enable a seamless player experience with innovative platforms, deleverage and maximize cash flow to fuel investment and be driven by high-performing talent and culture. Our strategy is focused upon growth including growing our digital revenue mix and pursuit of acquisitions supportive of our strategic goals. For additional information on risks related to our acquisition strategy, see the risk factor captioned “Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations.” If we are not successful in accomplishing each component of our new business strategy, we may suffer negative impacts on our results of operations, cash flows and financial condition.
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
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have reduced and will continue to reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition, and have resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. We recorded charges related to inventory of $48 million in the year ended December 31, 2020 in our Gaming business segment primarily due to the COVID-19 disruption impacting future demand combined with a reassessment of our Gaming product strategy. We did not have any material charges related to inventory during the year ended December 31, 2022.
The opening of new casinos, expansion of existing casinos and replacement of existing gaming machines in existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing. Originally these had been negatively affected by the COVID-19 pandemic. While those negative effects have abated, there is still potential for negative effects if the pandemic worsens. In addition, the expansion of gaming into new jurisdictions can be a protracted process. In the U.S., U.K. and other international jurisdictions in which we operate, governments usually require a public referendum and legislative action before establishing or expanding gaming. Any of these factors could delay, restrict or prohibit the expansion of our business and negatively impact our results of operations, cash flows and financial condition.
We have foreign operations which expose us to business and legal risks, including compliance with anti-corruption laws, and a portion of our revenue and expenses are denominated in British Pounds Sterling, Australian Dollars and Euros, which subjects us to foreign currency exchange rate fluctuations and other risks.
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2022, we derived approximately 31% of our revenue from sales to customers outside of the U.S.
Our consolidated financial results are affected by currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling, the Euro and the Australian dollar. Such fluctuations may arise from inflation, government debt or other causes. Exchange rate fluctuations have in the past adversely affected our results of operations, cash flows and financial condition and may adversely affect our results of operations, cash flows and financial condition and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay. This uncertainty could have a material adverse effect on our foreign operations. In addition, if such events occurred, the financial and capital markets within and outside Europe could constrict and negatively impact our ability to finance our business. Such events could also cause a substantial reduction in consumer confidence and spending that could negatively impact our customers and our business.
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
Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition. In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Moreover, U.S. and foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.
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
Further, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day‑to‑day management of a growing and increasingly geographically diverse company. We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions, and our failure to effectively manage the risks associated with our operations in foreign jurisdictions could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

Unfavorable U.S. and international economic conditions, or decreased discretionary spending or travel due to other factors such as inflation, rising benchmark interest rates, terrorist activity or threat thereof, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof or other economic or political uncertainties, have adversely affected and may continue to adversely affect our business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including recession, inflation, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, relatively high rates of unemployment and inflation, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof that contribute to consumer unease may also result in decreased discretionary spending or travel by consumers and have a negative effect on our businesses. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways. For a description of the impact of the COVID-19 pandemic and other public health crises, see the risk factor captioned “The effects of the COVID-19 pandemic or similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.” In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity which may be reduced by unfavorable economic conditions. A further or extended decline in disposable income may result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher travel and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or public perception thereof or fears of terrorism or other violence. A decline in play levels has negatively impacted the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.
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
In our iGaming business based on a Participation model, our revenue is largely driven by disposable incomes and level of player activity. Unfavorable economic conditions have previously reduced and may later reduce the disposable incomes of end users consuming the services, which could negatively impact revenues for the iGaming business. Suppliers to our iGaming business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues. Various gambling regulators have implemented additional responsible and safer gambling measures relating to online casinos, including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact our revenues, particularly if additional gambling regulators follow suit or additional measures are introduced.
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
Public perception of the Company’s response to ESG issues could adversely affect our reputation, our customer base and business and financial results.
Companies across all industries are facing increasing scrutiny from customers, clients, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Unfavorable perception regarding our environmental policies, social initiatives, governance practices, diversity initiatives, the perceived or actual impacts of our games on user well-being, the actions of companies that provide similar products to ours, or other growing concerns of our stakeholders, could adversely affect our reputation. Any negative effect on our reputation could have an adverse effect on the size, engagement and loyalty of our customer base, which could adversely affect our business and financial results.
Additionally, we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity, making compliance difficult and uncertain. Additionally, we or our suppliers may become subject to new laws enacted with regards to climate change and other environmental issues. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws.
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
We compete on the basis of the content, features, quality, functionality, accuracy, reliability, price and financing terms of our products and services, and the responsiveness of our services. If we do not consistently deliver popular, high-quality games in a timely manner, or if consumers prefer competing products, our business might suffer. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to our existing products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from them or reducing our ability to charge the same prices we have historically charged for our products. We have experienced pricing pressures in the past, including over the past three years. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. We also compete based on the extent of our sales, service, marketing and distribution channels. We on occasion provide extended payment term financing for product purchases, and we expect to continue to provide extended payment term financing until the impacts of COVID-19 and demand for such financing abate. We have also offered customers discounts and other offers and modified pricing and other contractual terms in connection with the sale or placement of our products and services. Our competitors may provide a greater amount of financing or better offers and terms than we do, and this may impact demand for our Gaming products and services. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact our results of operations, cash flows and financial condition.
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
Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casino games such as Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), Take-Two Interactive (acquirer of Zynga, Inc.), DoubleU Games Co., Ltd/Double Down Interactive, GSN Games/Bash Gaming (subsidiaries of Scopely, Inc.), AppLovin Corporation and Huuuge Games, some of which have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casino games and have in the past leveraged their land-based gaming relationship with us to license social casino game content from us. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results.
Some of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, local language capabilities, greater financial, technical, and other resources and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to develop different platforms and services to compete with our games, spend more on advertising and brand marketing, invest more in research and development or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions or player preferences or requirements. As a result, our players may decide to stop playing our games or switch to our competitors’ games.
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
We offer players regular free play and frequent discounts for purchases of coins, chips or cards to extend play in connection with our social casino gaming business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our players, which could adversely impact our results of operations, cash flows and financial condition.
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
We may not be able to successfully integrate any businesses that we acquire or do so within the intended timeframes. We could face significant challenges in managing and integrating our acquisitions and our combined operations, including acquired assets, operations and personnel. Our recent acquisition of Alictus has required us to take certain actions to appropriately integrate its advertisement revenue model into our operations. In addition, the expected cost synergies or any other anticipated benefits associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
Acquisition transactions may disrupt our ongoing business. The integration of acquisitions requires significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives.
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
The consummation of the SciPlay initial public offering (“IPO”) in 2019 diluted our economic interest in the SciPlay business, and as a result we only benefit from a portion of any profits and growth of that business, and from any dividends and other distributions from that business, if any. We currently do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA, and therefore its operating cash flows are not available for our use other than within SciPlay. If SciPlay discontinues the payment of, or is unable to pay, such distributions to us, this will further reduce our available liquidity. For the year ended December 31, 2022, SciPlay generated $150 million net cash provided by operating activities. Furthermore, the terms of any indebtedness incurred by

SciPlay business may, and the terms of the SciPlay Revolver will, limit the ability of SciPlay business to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries.
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
In certain regions, we enter into agreements with local distributors for the distribution of our land-based gaming products to one or more customers. Changes to these distributor relationships, including modification or termination of our agreements or difficulties with any such distributor could prevent us from delivering products or services to our customers on a timely basis, or at all, and could negatively impact our business. Additionally, the impact of COVID-19 and any resulting unfavorable social, political and economic conditions have negatively impacted our suppliers and contract manufacturers in varied ways in different communities, which could lead to interruption or cessation of services provided to us. For more information on the impact of the outbreak of COVID-19, see the risk factor captioned “The impact of the COVID-19 pandemic or similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.”
Our SciPlay business largely depends upon our relationships with key third-party platform providers, who we rely on to make our games available to players and to collect revenue, and changes in those relationships could negatively impact our SciPlay business.
In our SciPlay business, our social gaming offerings operate through Apple, Google, Facebook and Amazon, which also serve as significant online distribution platforms for our games, and some of our games are also available on the Microsoft platform. Substantially all of our SciPlay revenue was generated by players using those platforms.

Consequently, our expansion and prospects of our SciPlay offerings depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Version updates, such as Apple's iOS 14.5 update in April 2021, which included changes to its AppTracking Transparency policy, now require user permission before developers can track a user across apps and websites owned by other companies or access a user’s device’s identifier for advertisers (“IDFA”), which has reduced the quantity and quality of data available to us. This change has particularly impacted SciPlay’s strategy for the games produced by its subsidiary Alictus, with Alictus having begun preparing its games primarily for Google’s Android platform. Google’s planned Google advertising identification deprecation, expected in 2023, may further impact SciPlay strategy. These changes could, among other things, have a detrimental impact on our ability to conduct targeted advertising on platforms, increase the cost to obtain new users and impact the return on investment of advertising spend. The impact of these changes has been a catalyst for SciPlay to explore, and continue to engage with, traditional media, expanded relationships with social media influencers and other innovative marketing solutions. Our SciPlay business will also be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer. Additionally, our SciPlay business would be harmed if:
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
If alternative platforms increase in popularity, we could be adversely impacted if we fail to create compatible versions of our games in a timely manner, or if we fail to establish a relationship with such alternative platforms. Likewise, if our platform providers alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted.
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
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the second half of the year and slowest in the first half of the year, while revenue from our

Participation gaming machines is generally highest in the spring and summer. Player activity for SciPlay is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our iGaming business, specifically digital casino operators, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter. Certain other seasonal trends and factors that may cause our results to fluctuate include: the geographies where we operate; holiday and vacation seasons; climate and weather; economic and political conditions; timing of the release of new products; significant equipment sales or the introduction of gaming activities in new jurisdictions or to new customers; and other factors.
In light of the foregoing, results for any quarter are not necessarily indicative of the results that may be achieved in another quarter or for the full fiscal year. We cannot assure that the seasonal trends and other factors that have impacted our historical results will repeat in future periods as we cannot influence or forecast many of these factors.
Risks Relating to our Capital Structure
Changes in, or the elimination of, our share repurchase program could have an adverse effect on the price of our common stock.
As part of our capital allocation strategy, our Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase, from time to time, through February 25, 2025, up to an aggregate amount of $750 million of our outstanding stock. Decisions regarding share repurchases are within the discretion of the Board of Directors and can be influenced by a number of factors, including the price of our common stock, general business and economic conditions and our financial condition and operating results and may be suspended or discontinued at any time. Even if fully implemented, our share repurchase program may not enhance long-term stockholder value. Changes in, or the elimination of, our share repurchase program could have an adverse effect on the price of our common stock. For more information on our share repurchase program, refer to Note 17.
Our level of indebtedness could adversely affect our results of operations, cash flows and financial condition.
We have a history of significant indebtedness. As of December 31, 2022, we had total indebtedness of $3.9 billion, net of unamortized discounts and deferred financing costs, consisting primarily of borrowings under the LNWI Credit Agreement, and Senior Notes. As of December 31, 2022, our total available liquidity (excluding our SciPlay business segment) was $1.3 billion, which included $738 million of undrawn availability under the LNWI Revolver.
Our level of indebtedness could affect our ability to obtain financing or refinance existing indebtedness; require us to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic, industry or competitive developments or conditions; and limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate or in pursuing our strategic objectives. In addition, we are exposed to the risk of higher interest rates as a significant portion of our borrowings are at variable rates of interest. If interest rates continue to increase, the interest payment obligations under our non-hedged variable rate indebtedness would increase even if the amount borrowed remained the same, and our results of operations, cash flows and financial condition would be negatively impacted. All of these factors became more severe given the unfavorable economic conditions and uncertainties and decrease in discretionary spending and consumer travel as a result of rising inflation and could place us at a competitive disadvantage compared to competitors that may have less debt than we do.
The SciPlay Revolver relies on LIBOR as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority mostly phased out LIBOR by the end of 2021, extending to the end of June 2023 for U.S. dollar LIBOR only. In addition, other regulators have suggested reforming or replacing other benchmark rates. In March 2022, the U.S. adopted the Adjustable Interest Rate (LIBOR) Act establishing SOFR as a commercially reasonable substitute for and commercially substantial equivalent to LIBOR. In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule implementing the act. The discontinuation, reform or replacement of LIBOR, such as SOFR, or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt. We may in the future pursue additional amendments to the credit agreement governing the SciPlay Revolver to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

We may not have sufficient cash flows from operating activities, to service all of our indebtedness and other obligations, and may be forced to take other actions to satisfy our obligations, which may not be successful.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and our other obligations. Our results of operations and general economic and financial conditions have been negatively affected by the COVID-19 pandemic, which made it more difficult for us to meet our debt obligations from cash flows from operating activities.
We are required to make scheduled payments of principal on the term loans borrowed under our credit facilities, and our credit facilities require that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit facilities. We are also required to repay the entire principal amount of our Senior Notes at their maturity (see Note 15). We have also, from time to time, repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all, especially uncertainties as a result of the COVID-19 pandemic.
Our lenders, including the lenders participating in the LNWI Revolver under the LNWI Credit Agreement or in the SciPlay Revolver, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under the LNWI Revolver or the SciPlay Revolver or to obtain other financing on favorable terms or at all. Our results of operations, cash flows and financial condition would be adversely affected if we were unable to draw funds under the LNWI Revolver or the SciPlay Revolver because of a lender default or to obtain other cost-effective financing. Any default by a lender in its obligation to fund its commitment under the LNWI Revolver or the SciPlay Revolver (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender’s commitment. If we are unable to generate sufficient cash flow in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. Moreover, our existing debt agreements contain, and our future debt agreements may contain, restrictive covenants that may prohibit us from adopting these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
Agreements governing our indebtedness impose certain restrictions that may affect our ability to operate our business. Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness and require us to make payments on our indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.
Agreements governing our indebtedness, including the LNWI Credit Agreement and the SciPlay Revolver and the indentures governing our Senior Notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:
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
In connection with the April 2022 Refinancing, we entered into the LNWI Credit Agreement. The LNWI Credit Agreement contains a covenant that is tested at the end of each fiscal quarter and requires us to not exceed a maximum Consolidated Net First Lien Leverage Ratio (as defined in the LNWI Credit Agreement) of 4.50x Consolidated EBITDA (as defined in the LNWI Credit Agreement); provided that such Consolidated Net First Lien Leverage Ratio is only tested if the aggregate revolving extensions of credit (excluding certain letters of credit) exceeds 30% of the aggregate revolving commitments under the LNWI Credit Agreement. Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. Future financing arrangements may impose similar requirements.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Accordingly, we cannot assure that we will continue to maintain liquidity sufficient to satisfy our current obligations or comply with the Consolidated Net First Lien Leverage Ratio covenant set forth in the LNWI Credit Agreement.
We also cannot assure that we will be granted waivers or amendments to the agreements governing our indebtedness if for any reason we are unable to comply with these obligations or that we will be able to refinance our debt on terms acceptable to us, or at all.
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to finance required capital expenditures under new contracts and meet our other cash needs or satisfy our minimum liquidity covenant. These obligations require a significant amount of cash, which would reduce our available liquidity.
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
If we do not have adequate liquidity or are unable to obtain financing for these upfront cash outflows and other cash needs on favorable terms or at all, we may not be able to fulfill certain contracts, which could result in our losing business or restrict our ability to grow, which could have a material adverse effect on our results of operations, cash flows and financial condition. Moreover, we may not realize the return on investment that we anticipate on such contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing our products and services to new customers or new or underpenetrated geographies or pursuing strategic acquisitions. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all, especially under the current unfavorable economic conditions.
Under LNW’s Credit Agreement we currently have restrictions on our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness, subject to certain exceptions.
Risks Relating to our Technology
Our success depends on the security and integrity of the systems and products we offer, and security breaches, including cybersecurity breaches, or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer.
We believe that our success depends, in large part, on providing secure products, services and systems to our customers, and on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our products and services. Our businesses sometimes involve the storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. All of our products and services are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these security features will effectively stop all fraudulent activities. Despite our security measures, our products, services and systems are vulnerable to attacks by hackers, customers, retailers, vendors or employees or breached due to malfeasance or other disruptions. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability. Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced, but may not be sufficient to prevent future attacks, breaches or disruptions. Similarly, we regularly assess the adequacy of our security systems, including the security of our games and software, to protect against any material loss to any of our customers and our players, as well as the integrity of our products and services to end users and the integrity of our games to players. Expanded use of the internet and other interactive technologies may result in increased security risks for us and our customers. We cannot assure that our business or a business we acquire will not be or has not been affected by fraudulent activities or a security breach or lapse, which could have a material adverse impact on our results of operations, cash flows and financial condition.
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
An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security, or the security of a business we acquire, occurs, public perception of the effectiveness of our security measures and brand, or the security measures and brand of a business we acquire, could be harmed, and we could lose players. Data security breaches and other data security incidents may also result from non-technical means, for example, actions by employees or contractors. Any compromise of our security, or the security of a business we acquire, could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our results of operations, cash flows and financial condition.
Our business depends on the protection of our intellectual property and proprietary information.
We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including gaming machines, digital gaming products, table games, shufflers and accessories, and gaming systems), and proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, trade dress, names, logos or symbols under which we market our products and to obtain and maintain copyright and patent protection for our proprietary technologies, designs, software and innovations. We cannot assure that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any patent, trademark or copyright will provide us with competitive advantages. In particular, the U.S. Supreme Court recently tightened the standard for patent eligibility of software patents. Despite revised U.S. Patent and Trademark Office guidelines in 2019, similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio. Under a patent cross-licensing agreement with IGT, which relates to technology that is used in substantially all of our gaming machines, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features program, and such members can likewise offer games using patented game features from our patent portfolio. This arrangement may diminish the competitive advantage our slot games may derive from our patents.

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
A meaningful portion of our SciPlay and iGaming gaming traffic is hosted by third-party data centers, such as Amazon Web Services, CONTINENT 8 and CLARANET. Such third parties provide us with computing and storage capacity, and are under no obligation to renew the agreements related to these services with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities and we may incur significant costs and possible lengthy service interruptions in connection with doing so, potentially causing harm to our reputation. If a game is unavailable or operates more slowly than anticipated when a player attempts to access it, that player may stop playing the game and be less likely to return to the game.
Portions of our information technology infrastructure, including those operated by third parties, have and may again experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource-intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver products or services to customers and interrupt other processes. For example, in 2019, Flash was removed from the Google Chrome browser, resulting in player friction and disruptions in delivering our SciPlay and iGaming services to our customers. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
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
•security incidents, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners; and
•third parties, such as hosted solution providers, that provide services to us, are also a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against damages resulting from cyber-attacks, it may not be sufficient to cover all possible claims, and we may suffer losses that could have a material adverse effect on our business. Our insurance coverage for protecting against damages resulting from cyber-attacks does not cover incidents which occur at companies we acquire after such cyber-attack. As a global enterprise, we could also be negatively impacted by existing and proposed U.S. and non-U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection.
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
Our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. If technologies are protected by the intellectual property rights of our competitors or other third parties, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our prospects, results of operations, cash flows and financial condition may be adversely affected.
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
•be expensive and time-consuming to defend or require us to pay significant amounts in damages;
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
We are engaged in a multi-year conversion from certain legacy enterprise resource planning (“ERP”) systems to our primary global ERP system. The ERP system is designed to accurately maintain our books and records and provide information on our operations to management. Our ERP system migration will continue to require significant investment of human and financial resources. There are inherent risks associated with upgrading or changing systems, including inaccurate data or reporting. The process of upgrading and standardizing our ERP system is complex, time‑consuming and expensive. Although we believe we are taking appropriate action to mitigate these risks through, among other things, testing, training and staging implementations, we cannot assure that we will not experience data loss, disruptions, delays or negative business impacts from the upgrades. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the new ERP system, changes in scope, timeline or cost could have a material adverse effect on our results of operations, cash flows and financial condition.
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
A substantial portion of our U.K. Gaming reporting unit revenue is concentrated with Entain, which operates LBOs in the U.K. Effective as of April 1, 2019, fixed-odds betting terminals maximum stakes limit was required to be reduced from £100 to £2. As a result of this change, a number of LBO operators commenced a rationalization of their retail operations, which among other measures has included closure of certain LBO shops. The rationalization is likely to continue for the foreseeable future.
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
Laws and regulations relating to our SciPlay and iGaming businesses are evolving. For additional discussion regarding risks associated with the evolving regulatory landscape for digital gaming, see the risk factors captioned “We may not be able to capitalize on the expansion of internet or other forms of digital gaming or other trends and changes in the industries in which we operate, including due to laws and regulations governing these industries”; “Legislative interpretation and enforcement of certain gaming activities could adversely affect financial performance and reputation”; “Failure of our technological blocking systems could result in violations of laws or regulations and have a material adverse effect on our operations, financial performance and prospects”; “Expectations of a shift to regulated digital gaming may not come to fruition”; “We may incur additional impairment charges”; and “We rely on the ability to use the intellectual property rights of third parties”; and “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.
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
Many jurisdictions have not updated their laws to address the supply of remote gaming, which by its nature may be a multi-jurisdictional activity. Moreover, the legality of such activities and related services is subject to uncertainties arising from differing approaches by legislatures, regulators and enforcement agents including in relation to determining in which jurisdiction the gaming takes place and therefore which law applies and in relation to regulations being interpreted in unfavorable or unanticipated ways.
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
However, the tax benefits that we intend to eventually derive could be undermined due to future changes in tax laws. In addition, the taxing authorities in the U.S. and other jurisdictions where we do business regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.
Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, our R&D expenses are required to be capitalized and amortized for U.S. tax purposes, which has delayed the ability to deduct these expenses and potentially increased the amount of cash taxes we will pay for the taxable year ended December 31, 2022. We will recover these expenses in subsequent years such that the increased cash outlay is generally expected to be temporary. In the future, the U.S. Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the provision, possibly with a retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current tax law. The impact of this tax legislation on our cash from operations depends on the amount of R&D expenditures incurred by the Company and whether the IRS issues guidance on the legislation which differs from our current interpretation, among other things.
On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion and a 1% excise tax on corporate stock buybacks. Interim guidance on the application of the minimum tax and excise tax was issued on December 27, 2022, but several aspects of the Inflation Reduction Act remain uncertain and the Treasury regulations implementing its provisions are forthcoming. We are continuing to evaluate the IR Act and its potential impact on future periods.
Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises (“MNEs”), with an annual global turnover exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. Pillar Two requires MNEs with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. Additional guidance is expected to be published in 2023. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate.
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
Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.
We collect, process, store, use and share data, some of which contains personal information. Our businesses are therefore subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer and employee data. Such laws and regulations may be inconsistent among states, countries or between states and countries or conflict with other rules. In particular, the EU has adopted strict data privacy and security regulations. Following certain developments in the EU, including the EU’s GDPR and proposed Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR created new compliance obligations applicable to our business and some of our players and imposed increased financial penalties for noncompliance (including possible fines of up to four percent of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious violations). Compliance with the GDPR and similar regulations increases our operational costs and can impact operational efficiencies.
The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. This law, among other things, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. It remains unclear how courts will interpret the CCPA. The U.S. Congress may also pass a law to preempt all or part of the CCPA. Further, California subsequently passed the California Privacy Rights Act (“CPRA”), which became effective January 1, 2023. The CPRA amends the CCPA to provide more comprehensive privacy protections to consumers and established the California Privacy Protection Agency as the primary body responsible for safeguarding digital privacy. The effects of the CCPA and CPRA may be significant, and the CCPA required us to update our policies to include CCPA-specific clauses and procedures. A number of other proposals related to data privacy or security are pending before federal, state, and foreign legislative and regulatory bodies. For example, the EU began final negotiations with the European Commission and European Parliament in 2022 regarding the adoption of the ePrivacy Regulation that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted could require us to modify our data processing practices and policies and increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our businesses practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our businesses, financial condition and operating results.
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
In the past, we have implemented various business improvement, optimization and restructuring initiatives in an effort to streamline our organization, leverage our resources more efficiently, and reduce our operating costs. These initiatives encompassed a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. Most recently, we have incurred additional restructuring costs related to our recent strategic review and the Divestitures. We have engaged, and may continue to engage, in similar or additional future restructuring initiatives. Because we are not able to predict with certainty when we will reorganize portions of our business, we cannot predict the extent, timing and magnitude of additional restructuring charges. We may also not realize the anticipated reduction in operating costs.
We may incur additional impairment charges.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. In light of the COVID-19 pandemic and the resulting unfavorable social, political, economic and financial conditions, during the first quarter of 2020 we performed an interim goodwill impairment assessment, which resulted in a $54 million goodwill impairment charge for our U.K. Gaming reporting unit further discussed below. Based on the results of our annual goodwill impairment test as of October 1, 2022 for our U.K. Gaming reporting unit and all of our other reporting units, we concluded that it is more likely than not that the fair value of each of our reporting units substantially exceeded their respective carrying values (greater than 20%) and there were no reporting units requiring further assessment. However, this could change in the future depending on prevailing conditions that could result in additional impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Critical Accounting Estimates – Goodwill – Impairment Assessment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11.
As discussed above and further detailed in Note 11, the COVID-19 disruptions resulted in the widespread closures of LBO shops across the U.K., which, along with global economic uncertainty, contributed to further deterioration in business conditions from our 2019 annual goodwill test date, which resulted in a goodwill impairment charge of $54 million during the first quarter of 2020. While our annual goodwill impairment test as of October 1, 2022 indicated that it is more likely than not that the fair value of our U.K. Gaming reporting unit substantially exceeded its carrying value, future adverse changes to our projections, could negatively impact the recoverability of the remaining carrying value of our goodwill and other assets for our U.K. Gaming reporting unit, which might result in additional material impairment charges. The remaining goodwill balance for our U.K. Gaming reporting unit as of December 31, 2022 was $108 million.
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
During the fourth quarter of 2021 and as a result of corporate-wide rebranding, we determined that useful life for certain of our indefinite-lived and finite-lived trade names in our Gaming business segment warrant a change. We first performed an impairment assessment, which indicated that carrying values of these trade names are recoverable (or for our indefinite-lived assets, the estimated fair value was more likely than not in-excess of the carrying value). The change in useful life determination was treated as a change in estimate with a $109 million carrying value of these legacy trade names being amortized on a straight-line basis over a twenty-month period beginning in the fourth quarter of 2021, which materially approximates the expected pattern of use over their remaining useful lives and periods over which these legacy trade names will contribute to the future cash flows of the respective asset groups. The incremental expense of this change for the years ended December 31, 2022 and 2021 was $59 million and $10 million, respectively, and is recorded in D&A. However, this could change in the future depending on prevailing conditions that could result in impairment charges. Such charges could materially adversely affect our businesses, financial condition and operating results.
We depend on our key employees and rely on skilled employees with creative and technical backgrounds.
We depend on the continued performance of our executive officers and key personnel. If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business. Our ability to expand is dependent on our ability to recruit and retain talented employees in the U.S. and internationally who are capable of leading our employees to achieve our strategic objectives.
We also rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative products. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. 2021 and 2022, in particular, were marked by a labor shortage that made, and continues to make, hiring and retaining skilled employees to support our products highly competitive. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition.
If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.
We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. We are currently undertaking an ERP system implementation in our largest business segment. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2022, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.
Our results of operations, cash flows and financial condition could be affected by severe weather and other geological events in the locations where we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis, that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities, such as Amazon Web Services, Apple, Google, Facebook, Amazon and Microsoft, may impair or delay the operation, development, provisions or delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, we cannot assure that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers, suppliers, data service providers or regulators could have a material adverse effect on our results of operations, cash flows and financial condition.
We are subject to risks related to corporate and social responsibility and reputation.
Many factors influence our reputation, including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to ESG activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, sustainability and social responsibility. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
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
We are and may become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments. We have incurred and may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that have been and may be decided against us resulted and could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and our results of operations, cash flows and financial condition. For example, as described more fully in Note 20 below, on April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation (now Light & Wonder, Inc.), against L&W in the United States District Court for the Western District of Washington. On November 23, 2021, we entered into an agreement in principle to settle the lawsuit for the amount of $25 million. On January 18, 2022, the parties executed a settlement agreement, and plaintiff filed an unopposed motion for preliminary approval of the parties’ proposed settlement. On January 19, 2022, the district court granted preliminary approval to the parties’ proposed settlement, and scheduled a hearing for final approval of the settlement on June 23, 2022. Although the case was brought against Light & Wonder, pursuant to the Intercompany Services Agreement, SciPlay fully paid the settlement amount during the third quarter of 2022 due to the matter arising as a result of their business. For additional information regarding our litigation, see Note 20.
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
Certain of our employees are represented by unions or works councils, including employees in Europe, South America and Canada. In particular, the majority of our employees in Austria and Germany and a small number of employees in the U.S. are represented by unions or work councils. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating new collective bargaining agreements without any disruptions in our operations or higher labor costs.
We cannot assure that we will not encounter conflicts or strikes with any labor unions that represent our employees or union organizing activities at our non-unionized facilities. Any of the foregoing could adversely impact our results of operations, cash flows and financial condition or our customers’ operations, could cause us to lose customers, or could increase our labor costs.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We occupy approximately 561,000 square feet of space in the U.S and approximately 763,000 square feet of space Internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, SciPlay and iGaming segments.

Location	Sq. Ft.	Supports	Tenancy
Las Vegas, Nevada	426,986	Corporate Headquarters, Gaming and iGaming	Lease/Own(1)
India (Bangalore and Chennai)	143,604	Corporate, Gaming, SciPlay and iGaming	Lease
(1) Lease 274,986 sq. ft. and own 152,000 sq. ft.
Our owned Las Vegas facilities listed above are encumbered by mortgages securing indebtedness under the LNWI Credit Agreement and Secured Notes. In addition to those listed above, we own and lease a number of additional less significant properties in the U.S. and internationally that also support our operations.
ITEM 3.    LEGAL PROCEEDINGS
For discussion of our legal proceedings, see Note 20, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for our Common Stock
Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LNW.”
On February 24, 2023, the closing sale price for our common stock on the Nasdaq Global Select Market was $60.71 per share. There were 583 holders of record of our common stock as of February 24, 2023. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.
Dividend Policy
We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock.
Issuer Purchases of Equity Securities
We repurchased 3.4 million shares under the share repurchase program during the three months ended December 31, 2022.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share	Total Cost of Repurchase	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/2022 - 10/31/2022	0.7	$48.15	$31	$516
11/1/2022 - 11/30/2022	1.1	$62.76	69	$447
12/1/2022 - 12/31/2022	1.6	$62.67	102	$345
Total	3.4	$59.88	$202	$345

Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2022 of our then outstanding common stock, the Nasdaq Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.
Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Intralot, S.A. (Athens Stock Exchange: INLOT), Pollard Banknote Limited (Toronto Stock Exchange: PBL) and Everi Holdings Inc. (New York Stock Exchange: EVRI).
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

	12/17	12/18	12/19	12/20	12/21	12/22
Light & Wonder, Inc.	$100.00	$34.85	$52.20	$80.88	$130.27	$114.23
Nasdaq Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Peer Group	$100.00	$84.14	$125.32	$121.97	$178.37	$128.22
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
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” at the beginning and in Part I, Item 1A, respectively, of this Annual Report on Form 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean L&W together with its consolidated subsidiaries. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from our continuing operations, as further discussed below.
BUSINESS OVERVIEW
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions.
We are incorporated in Nevada. For more information on our corporate history, please see the General introduction to Part I, Item 1 “Business” of this Annual Report on Form 10-K above.
During 2022, we completed divestitures of the Lottery Business and Sports Betting Business and have reflected the financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations for all periods presented.
Highlights and Recent Developments
Strategic Update
During the second quarter of 2021, with the support of our Board of Directors, we completed our strategic review and set forth our strategy to become a leading cross-platform global games company with a focus on content and digital markets. We established a strategic roadmap to drive long-term value that consists of: (i) growing our market share and leveraging our differentiated position, (ii) streamlining our organization, (iii) driving sustainable growth and maintaining a healthy balance sheet, and (iv) a disciplined capital allocation strategy. As a result of this strategy, during 2022 we completed divestitures of the Lottery Business and Sports Betting Business, which marked a major milestone in transforming and deleveraging our balance sheet. The Lottery Business was sold during the second quarter of 2022, for which we received approximately $5.7 billion in gross cash proceeds, and the Sports Betting Business was sold during the third quarter of 2022, for which we received approximately $0.8 billion in gross proceeds. Refer to Notes 1 and 2 for further information.
Effective April 28, 2022, we changed our name to “Light & Wonder, Inc.” In connection therewith, the ticker symbol for the Company’s common stock was changed from SGMS to LNW, at the time of the legal name change. The Company’s common stock continues to be listed on The Nasdaq Stock Market.
In October 2022, we completed a leadership transition, with Matt Wilson appointed as President and Chief Executive Officer of Light & Wonder, continuing to execute on the Company’s strategic plan.
Acquisitions
During 2022, we acquired the following businesses to expand the portfolio and content for each of our three continuing business segments (see Note 10 for additional information):
•In March of 2022, SciPlay acquired Alictus Yazilim Anonim Şirketi (“Alictus”), a Turkey-based hyper-casual game studio that expands the SciPlay business in the casual gaming market.
•In April of 2022, we acquired Playzido Limited (“Playzido”), a dynamic content creation platform provider and game supplier, which is expected to accelerate the pace at which we can partner with game studios and operators to expand our iGaming content offering.

•In October of 2022, we acquired substantially all of the assets of House Advantage, LLC (“House Advantage”), a leading loyalty and marketing software and technology provider, which expands our Gaming systems offering with enhanced loyalty capabilities.
Financings and Capital Market Transactions
On April 14, 2022, we completed a series of refinancing transactions, which, combined with principal payments on the credit facilities prior to the refinancing transactions, reduced the outstanding face value of our debt by approximately $4.9 billion. This was a major milestone in transforming and deleveraging our balance sheet (see Note 15 for additional information).
On February 25, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of shares of our outstanding common stock. Repurchases may be made at the discretion of the Transaction Committee of the Board of Directors through one or more open market transactions, privately negotiated transactions, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, or a combination of the foregoing. Since the initiation of the program on March 3, 2022 and through February 24, 2023, we returned $413 million of capital to shareholders through the repurchase of 7.2 million shares of common stock.
Trends and Uncertainties
We have a number of trends and uncertainties that have impacted and may continue to impact our business and results of operations. Such impacts have in some cases been material and could be material in the future should they continue.
Our ability to execute on our strategic initiatives. We completed our strategic review, set forth our strategy to become a leading cross-platform global games company with a focus on content and digital markets and have established a strategic roadmap to drive long-term value (more fully described in in Part I, Item 1 above). Successful execution on our strategy might present unexpected challenges and uncertainties, including actions that will result in increased restructuring charges as we incur integration and optimization expenses to execute and facilitate our strategies, and it may be impacted by economic cycle uncertainties.
COVID-19. While the COVID-19 pandemic had impacted our operating results during the first half of 2021, the operating results substantially recovered during the second half of 2021 due to the lifting of COVID-19 restrictions, such as social distancing and mask mandates. We continue to see some regulations in various international regions and overall economic and general uncertainty. Additionally, the COVID-19 pandemic has impacted supply chains in numerous industries, causing shortages of inputs/outputs, which in turn put inflationary pressures on the economy as a whole. Inflationary pressures may have an impact on discretionary income as people allocate more of their disposable income toward higher priced necessity goods and services, which could impact our customers. These circumstances may change in the future and such changes could be material.
International operations and foreign currency. We face challenges related to expanding our footprint within international markets and the related process of obtaining regulatory approvals to provide services and products within these new and emerging markets. Our customers in the Latin America region operate in a difficult macroeconomic and political environment that has historically resulted in (a) a material reduction in revenue, (b) a reduction in the cash we have collected from these customers on previous sales and (c) charges for estimated credit losses.
Additionally, our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. Dollar. As a result, changes in foreign exchange rates, including the recent strengthening of the U.S. Dollar, may significantly affect our results of operations.
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
Reportable Segments
We report our continuing operations in three business segments — Gaming, SciPlay and iGaming — representing our different products and services. See Notes 3 and 4 for additional information.
CONSOLIDATED RESULTS
The following presents information about our results of operations for the year ended December 31, 2022 compared to 2021. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2021 Annual Report on Form 10-K for our results of operations for the year ended December 31, 2021 as compared to 2020.

(in millions)	Year Ended December 31,		Variance
	2022	2021	2022 vs. 2021
Total revenue	$2,512	$2,153	$359	17%
Total operating expenses	2,239	2,043	196	10%
Operating income	273	110	163	148%
Net loss from continuing operations before income taxes	(163)	(294)	131	45%
Net (loss) income from continuing operations	(176)	24	(200)	nm
Net income from discontinued operations, net of tax(1)	3,873	366	3,507	nm
Net income attributable to L&W	3,675	371	3,304	nm
nm = not meaningful.
(1) The year ended December 31, 2022 includes a pre-tax gain of $4,927 million on the sale of discontinued operations (see Note 2).
Revenue
All lines of business within our Gaming business segment continue to experience growth and increased demand, driving double-digit Gaming revenue growth in 2022. The increase in Gaming revenue was also due to the continued rebounding of operations since the COVID-19 pandemic adversely impacted early 2021 results. For example, machine and table product revenues have improved as many casino operators have resumed capital expenditures to accommodate full casino operating capacity. Additionally, 2021 Gaming operations revenue benefited from a $44 million U.K. FOBT VAT recovery (“VAT recovery”) received from certain U.K. customers. The VAT recovery is related to a 2020 U.K. court ruling, associated with overcharging of value-added tax for previous services rendered to gaming operators, and consequently reduced our net gaming revenue related to these customers and arrangements.

SciPlay revenue increased by $65 million or 11% primarily due to increased social casino player engagement, average monthly paying users and payer conversion rate, coupled with higher advertising revenue following the Alictus acquisition in the first quarter of 2022.
iGaming revenue increased by $14 million or 6% primarily due to continuing U.S. growth from the strength of our original content and increased player activity, coupled with revenue related to acquisitions completed in the second half of 2021. The growth was partially offset by the negative impact of foreign currency translation due to the strengthening U.S. Dollar, which impacted revenue by $15 million and growth by 7%.
Our 2022 consolidated revenues were impacted by $44 million of unfavorable foreign currency exchange impact compared to $28 million of favorable impact in the prior year.
Operating expenses

	Year Ended December 31,		Variance
(in millions)	2022	2021	2022 vs. 2021
Operating expenses:
Cost of services(1)	$390	$365	$25	7%
Cost of product sales(1)	348	244	104	43%
SG&A	717	679	38	6%
R&D	218	190	28	15%
D&A	420	398	22	6%
Restructuring and other	146	167	(21)	(13)%
Total operating expenses	$2,239	$2,043	$196	10%
nm = not meaningful.
(1) Excludes D&A.
Cost of revenue
Cost of revenue for the year ended December 31, 2022 increased as a direct result of higher revenue as described above, driven by $104 million in higher cost of product revenue primarily associated with higher gaming machine sales, while increased cost of services was primarily driven by SciPlay, which increased $14 million compared to the prior year due to revenue growth.
SG&A
SG&A increased primarily due to higher SciPlay marketing spend of $37 million, higher salaries, wages and other compensation of $9 million in each of the Gaming and SciPlay segments, increased legal fees of $8 million, and higher other general and administrative expenses, partially offset by lower stock-based compensation expenses of $44 million driven by expense acceleration and new equity awards issued at higher fair values in the prior year.
R&D
R&D increased primarily due to higher salaries and benefits in the Gaming and SciPlay segments coupled with investments supporting ongoing growth.
D&A
D&A increased primarily due to approximately $49 million due to accelerated amortization related to certain of our legacy trade names triggered by ongoing corporate wide re-branding (see Note 11 for additional details), which was partially offset by fully depreciated assets related to prior acquisitions primarily associated with our Gaming segment, net of new acquisitions.
Restructuring and other
The decrease in restructuring and other was primarily due to lower professional service, legal and other costs related to the strategic review and related transactions, partially offset by contingent consideration remeasurement charges of $21 million during 2022.

Other factors affecting net income (loss) attributable to L&W

(in millions)	Year Ended December 31,		Factors Affecting Net Income (Loss) Attributable to L&W
	2022	2021	2022 vs. 2021
Interest expense	$(327)	$(478)	The decrease in interest expense reflects the favorable impact of the April 2022 Refinancing resulting in lower outstanding debt.
Loss on debt financing transactions	(147)	—	Loss on debt financing transactions in 2022 includes a $90 million charge associated with premiums paid to redeem the 2025 Secured Notes, 2026 Unsecured Notes, 2026 Secured Euro Notes and 2026 Unsecured Euro Notes (see Note 15).
Gain on remeasurement of debt and other	27	41	Gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates. We redeemed our Euro Notes as part of the April 2022 Refinancing.
Other income, net	11	33	The decrease is primarily due to a $16 million gain on sale of certain assets and as a result of acquisitions included in the prior year.
Income tax (expense) benefit	(13)	318	The benefit in 2021 is primarily due to the release of the valuation allowance.
Foreign currency exchange (F/X)
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

(in millions)	Year Ended December 31,
	2022			2021
	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$155	6%	$(12)	$175	8%	$14
Euro	196	8%	(21)	129	6%	7

Discontinued operations
As described above, we completed the Divestitures, received a total of approximately $6.5 billion in gross proceeds and recorded a pre-tax gain on sale of discontinued operations of $4.9 billion in 2022. The $786 million or 68% decrease in 2022 revenue is primarily due to lower revenue from the Lottery Business and Sports Betting Business as a result of their sales completed in the second and third quarters of 2022, respectively. The gains on sales of the Divested Businesses drove the increase in net income from discontinued operations, net of tax, to $3,873 million, partially offset by the decrease in revenue. Refer to Note 2 for further information on our discontinued operations.
BUSINESS SEGMENT RESULTS
The following presents information about our business segment results of operations for the year ended December 31, 2022 compared to 2021. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2021 Annual Report on Form 10-K for our business segment results of operations for the year ended December 31, 2021 as compared to 2020.
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

The following table summarizes the primary business activities included in our Gaming business segment.

	Services	Product sales
Gaming operations	Service revenues from gaming operations are derived from WAP, premium and daily-fee Participation gaming machines and other leased gaming machines (including VLTs and ETSs) and licensing arrangements.	N/A
Gaming machine sales	N/A	Sale of new and used gaming machines, ETSs and VLTs, conversion game kits and spare parts.
Gaming systems	We provide services which include installation and support of CMSs, including ongoing hardware and software maintenance and upgrade services of customer CMSs.	We offer CMSs that help our customers improve communication with players, add excitement to the gaming floor and enhance operating efficiencies.
Table products	Revenue is generated from supplied table products and services (including Shufflers) and PTG subscriptions.	Sale of table products (including Shufflers) and PTG licensing.
Gaming Operations
Our services revenue includes revenue earned from Participation games, other gaming machine services and table product service arrangements. We categorize our Participation gaming machines as (1) U.S. and Canada units and (2) International units. The following are different types of Participation games from which we derive our revenue:
•WAP Participation games: WAP Participation games are electronically linked gaming machines that are located across multiple casinos within both single and multiple gaming jurisdictions or across Native American gaming jurisdictions. Players across linked gaming machines contribute to and compete for system-wide progressive jackpots that are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-WAP gaming machine. We are responsible for funding WAP jackpots. We create WAP games using our proprietary brands and also using licensed brands. We operate our WAP systems at commercial casinos in states throughout the U.S., where it is approved by the local regulatory bodies and in certain Native American casinos.
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
Gaming Systems
Our comprehensive suite of technology solutions provides gaming operations of every size with a wide range of marketing, data management and analysis, accounting, player tracking, security, loyalty and other applications and tools to more effectively manage their operations. Gaming systems products include the iVIEW® touch screen display, which facilitates the player experience, bonus features, customer service, and employee functions. Gaming systems revenues related to core system solutions are highly dependent on new installations. Gaming system revenues are also generated through ongoing hardware and software maintenance services and upgrades.
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
We license our PTG content to commercial, tribal and governmental casino operators typically under month-to-month arrangements based on fixed monthly rates or subscription arrangements to our PTG content library. PTGs, which are designed to enhance operators’ table-game operations, include our internally developed and acquired PTGs, side bets, add-ons and progressive features. Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms.
Current Year Update
During 2022, we experienced an increase in the demand for our Gaming products and services, and Gaming operations have exceeded pre-COVID levels. The increase in Gaming revenue was driven by all lines of our Gaming business year-over-year, including robust gaming machine sales growing 45%, coupled with continued growth momentum in Gaming operations, which benefited from slightly higher installed base for U.S. and Canada and higher average daily revenue per unit. During 2022, we demonstrated a significant breadth and depth of innovative new products that we launched and/or are scheduled to launch during 2023, including titles such as GOLDEN FIRE LINK™, DRAGON UNLEASHED®, ULTIMATE FIRE LINK EXPLOSION™, HUFF N’ MORE PUFF™, GOLD FISH FEEDING TIME®, and BLAZING 777 TRIPLE DOUBLE JACKPOT WILD™, as well as platforms such as KASCADA® Dual Screen and LANDMARK™ 7000. While we continue to see strong and sustained demand entering 2023, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty. We also continue to experience and expect supply chain volatility that could impact our ability to meet demand for our products and delay the timing of fulfillment and revenue recognition of these orders.
In October 2022, we acquired substantially all of the assets of House Advantage, a leading loyalty and marketing software and technology provider, which expanded our Gaming systems offering with enhanced loyalty capabilities.

Results of Operations and Key Performance Indicators

(in millions)	Year Ended December 31,		Variance
	2022	2021	2022 vs. 2021
Revenue:
Gaming operations	$635	$601	$34	6%
Gaming machine sales	522	360	162	45%
Gaming systems	255	204	51	25%
Table products	189	156	33	21%
Total revenue	$1,601	$1,321	$280	21%

F/X impact on revenue	$(27)	$15	$(42)	280%

KPIs:
U.S. and Canada units:
Installed base at period end	30,630	30,514	116	—%
Average daily revenue per unit	$44.74	$41.72	$3.02	7%

International units(1):
Installed base at period end	27,126	29,375	(2,249)	(8)%
Average daily revenue per unit	$13.51	$9.34	$4.17	45%

Gaming machine sales:
U.S. and Canada new unit shipments	16,890	11,876	5,014	42%
International new unit shipments	9,913	6,327	3,586	57%
Total new unit shipments	26,803	18,203	8,600	47%
Average sales price per new unit	$17,462	$16,833	$629	4%
(1) Excludes the impact of game content licensing revenue.
Revenue
As noted above, Gaming revenue increased in 2022 as demand for our Gaming products and services increased, and our Gaming operations have exceeded pre-COVID levels. Increase in Gaming revenue was driven by all lines of our Gaming business year-over-year, including robust Gaming machine sales coupled with continued growth momentum in Gaming operations, which benefited from slightly higher installed base for U.S. and Canada and higher average daily revenue per unit.
Gaming Operations
Gaming operations revenue for 2022 demonstrated strong growth as a result of a rebound in U.S. and Canada gross gaming revenue to levels that exceeded pre-COVID, driven by strong game performance of hit franchises, including our premium games, compared to prior year. Gaming operations installed base for U.S. and Canada increased from 30,514 units in 2021 to 30,630 units in 2022, along with increases in average daily revenue per unit of $3.02, as we continue to see rebounding in demand since the COVID-19 disruptions. The growth was also due to higher average daily revenue per unit for International units, which increased by $4.17. Alternatively, International ending installed base units decreased from 29,375 units in 2021 to 27,126 units in 2022, primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Greece and Latin America. Gaming operations generated 40% and 45% of total Gaming segment revenues for 2022 and 2021, respectively. Revenue for 2021 benefited from a $44 million VAT recovery, as described above.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units globally as operator capital spending returned to more normalized levels, an increase in casino opening and expansion activity in the U.S. and Canada, and higher average sales price per new unit mostly from a favorable product mix.
The following table summarizes Gaming machine sales changes:

	Year Ended December 31,		Variance
	2022	2021	2022 vs. 2021
U.S. and Canada unit shipments:
Replacement units	14,531	10,385	4,146	40%
Casino opening and expansion units	2,359	1,491	868	58%
Total unit shipments	16,890	11,876	5,014	42%

International unit shipments:
Replacement units(1)	9,647	5,681	3,966	70%
Casino opening and expansion units	266	646	(380)	(59)%
Total unit shipments	9,913	6,327	3,586	57%
(1) The year ended December 31, 2021 includes 1,751 units that were reclassified from International casino opening and expansion units to correct a misclassification in the prior year.
Gaming Systems
Gaming systems revenue increased primarily due to the COVID-19 disruptions early in the prior year, which resulted in fewer installations of new CMSs on fewer casino openings and expansions and lower hardware sales, systems maintenance revenue, and iVIEW installations.
Operating Expenses
The increase in operating expenses is primarily due to $118 million in higher cost of revenue associated with the increase in revenue as described above, $24 million in higher D&A primarily driven by accelerated amortization of legacy trade names, partially offset by fully depreciated assets related to prior acquisitions, and $52 million in higher SG&A and R&D costs.
AEBITDA
AEBITDA increased by $108 million or 16%, and AEBITDA margin decreased by 2 percentage points to 48%. These results were driven by strong growth in gaming operations, gaming machine sales, systems and table games businesses and were partially offset by the increased costs in the current year and benefit of $44 million related to the VAT recovery in the prior year, as described above. The decrease in AEBITDA margin was also due to the change in revenue mix as gaming machine sales demand continues to recover compared to a higher mix of gaming operations revenue in the prior year. AEBITDA margin was also impacted as the prior year benefited from the VAT recovery, as described above.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay also operates in the hyper-casual market, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play.

Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue in the hyper-casual market from the receipt of advertising revenue. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including Jackpot Party Casino, Gold Fish Casino, Quick Hit Slots, 88 Fortunes Slots, Monopoly Slots and Hot Shot Casino. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown, Solitaire Pets Adventure and Backgammon Live as well as other titles in the hyper-casual market through the acquisition of Alictus, including games such as Candy Challenge 3D, Boss Life and Deep Clean Inc. 3D. During 2022, SciPlay launched seven hyper-casual games, including the top hits Master Doctor 3D and Fade Master 3D, and continued development of Spellspinner: Fantasy Quest, a casual game. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. In addition to its internally created game content, SciPlay’s content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as Monopoly and James Bond. SciPlay’s access to this content, coupled with years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
Current Year Update
Throughout 2022, SciPlay deployed significant updates across a number of their portfolio games, and it expects to deploy further updates to games in future years.
In March of 2022, SciPlay acquired privately held Alictus, a Turkey-based hyper-casual game studio, which has expanded SciPlay’s casual games portfolio and increased its advertising revenue.
2022 was another record year for total revenue, and SciPlay continues to see higher player engagement compared with the pre-COVID-19 time period. Our year over year total revenue growth was 11%. This result is primarily attributable to the revenue generated by Jackpot Party Casino and Quick Hit Slots, coupled with the additional revenue generated following our acquisition of Alictus, and partially offset by a decline in revenue generated by Bingo Showdown. We believe that there is an opportunity for continued improvement of operating results in 2023 and beyond, as SciPlay continues to execute on its strategic game updates, enhanced analytics, international expansion, and an upcoming new game release.
Results of Operations and Key Performance Indicators

(in millions)	Year Ended December 31,		Variance
	2022	2021	2022 vs. 2021
Revenue:
Mobile in-app purchases	$584	$537	$47	9%
Web in-app purchases and other(1)	87	69	18	26%
Total revenue	$671	$606	$65	11%

KPIs:
In-App Purchases:
Mobile Penetration(2)	90%	89%	1 pp	nm
Average MAU(3)	6.0	6.2	(0.2)	(3)%
Average DAU(4)	2.3	2.3	—	—%
ARPDAU(5)	$0.78	$0.71	$0.07	10%
Average MPUs(6)	0.6	0.5	0.1	8%
AMRPPU(7)	$94.58	$95.26	$(0.68)	(1)%
Payer Conversion Rate(8)	9.6%	8.5%	1.1 pp	nm
nm = not meaningful.
pp = percentage points.
(1) Other primarily represents revenue generated from providing advertising platforms with access to SciPlay’s game software platform, which facilitates the placement of advertising inventory, which was not material for the periods presented.
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

Revenue
Revenue increased as a result of average monthly paying users increasing from a higher payer conversion rate, coupled with a $22 million increase in advertising revenue following the Alictus acquisition.
The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play SciPlay’s games.
Average MAU decreased due to the turnover in users, and average DAU remained relatively flat due to higher player engagement. ARPDAU increased, while average DAU remained flat. AMRPPU decreased while average MPU increased due to the introduction of new content and features resulting in increased paying player interaction.
Payer conversion rates were at an all-time high in 2022 due to the growing popularity of SciPlay’s games as SciPlay focused on live operations to enhance game play and engagement.
Operating Expenses
The increase in operating expenses correlated with the above-described increase in revenue as a result of higher platform fees, resulting in $14 million in higher cost of revenue, coupled with higher marketing spend of $37 million, higher salaries and benefit costs (excluding stock-based compensation) of $15 million related to an increase in headcount, a $5 million increase in stock-based compensation, and an increase in D&A of $6 million due to additional amortization associated with intangible assets from recent acquisitions. The prior year included higher restructuring and other expense, primarily from the $25 million legal matter settlement charge related to the litigation that was brought in Washington State.
AEBITDA
AEBITDA increased slightly by $1 million due to revenue growth as discussed above, offset by the increase in operating costs resulting from increases in marketing spend and salaries and benefits. AEBITDA margin decreased by 3 percentage points to 28%, primarily due to the increase in operating costs as a result of increased investment in marketing.

iGAMING
Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. The majority of our revenue is derived from casino-style game content, including a wide variety of internally developed and branded games as well as popular third-party provider games. These games are made available to iGaming operators via content aggregation platforms, including Open Gaming System, remote gaming servers and various other platforms. We also provide our OPS, a player account management system which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. The majority of our iGaming revenue is based on a Participation model. We continue to make progress on the U.S. licensing for launch of live casino and are on track to launch in early 2023, pending full regulatory approvals. Generally, we host the play of our game content which is integrated with the online casino operators’ websites.
Current Year Update
We continue to expand our customer base and capitalize on growth in the European and North American markets by leveraging our industry leading platforms, content and solutions. Currently we have launched in six U.S. states, and we are positioned to enter others as additional states legislate online gaming. We continue to make progress on the U.S. licensing for recent acquisitions including live casino, ELK Studios and Playzido, as well as invest in our ability to scale our own original land-based content offering in the U.S. We are on track to launch live casino in early 2023, pending full regulatory approvals. Additionally, we now have 21 operators live in Ontario, Canada, following its change in iGaming regulation in the second quarter of 2022, which further increases our international market and growth opportunities.
Results of Operations
Overall, iGaming revenue increased by $14 million or 6% primarily due to continuing momentum in the U.S. market coupled with continued strong performance of businesses that we acquired in the second half of 2021. Revenue was impacted by unfavorable impact of foreign currency translation of $15 million due to strengthening of the U.S. Dollar, primarily against the British Pound Sterling and the Euro. The U.S. market delivered 47% year-over-year revenue growth, driven by the strength of our original content and growth in gross gaming revenue. Wagers processed through our Open Gaming System increased to $72 billion, despite unfavorable foreign currency translation impact.
Operating expenses increased primarily due to higher contingent consideration remeasurement charges of $21 million in the current year. AEBITDA increased by $5 million or 7% primarily due to the increase in revenue described above. AEBITDA margin remained constant at 33% due to the scaling of original content launches as well as our acquisitions, which was offset by continued investments including our upcoming launch of live casino in early 2023, subject to full regulatory approvals.
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
•Gain on sale of discontinued operations;
•Income taxes; and
•Legal contingencies.
Business Combinations
As described in Note 10, we account for business combinations in accordance with ASC 805. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination, with certain exceptions for contract assets and contract liabilities in accordance with ASC 606.
Determining the fair value of assets acquired and liabilities assumed requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expense could be accelerated or slowed. For example, for the acquisitions completed during 2022, if the intangible assets useful lives were extended by two years, the total annual depreciation and amortization would decrease by approximately $2 million, and if the useful lives were shortened by two years, the total annual depreciation and amortization would increase by approximately $3 million.
Revenue Recognition
Our revenue recognition policies described in Note 4 require us to make significant judgments and estimates. The guidance requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract-specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:
•Contracts with multiple promised goods and services. Because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems revenue that often contains multiple promised goods and services was $255 million for the year ended December 31, 2022, or approximately 10% of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.
•Determination of stand-alone selling prices. The guidance requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services, the determination of a stand-alone selling price or the relative range may require significant judgment. Our total gaming systems revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $255 million for the year ended December 31, 2022, or approximately 10% of consolidated revenue.

Goodwill - Impairment Assessment
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. We determined that we have six reporting units: Gaming, U.K. Gaming, Casino Management Systems, Table Products, SciPlay, and iGaming. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative one-step process. If we perform a qualitative assessment and determine that the fair value of a reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative test, we are required to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows and a market approach, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, we recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s estimated fair value.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Performance of the qualitative goodwill assessment requires judgment in identifying and considering the significance of relevant key factors, events and circumstances that affect the fair value or carrying amount of the reporting units. Such events and circumstances that we have considered include macroeconomic conditions, industry specific and market considerations, and reporting unit-specific factors such as overall actual and projected financial performance, among other factors. We also considered the results from the most recent date that a fair value measurement was performed as a part of a quantitative goodwill assessment and specifically the cushion between each reporting unit’s fair value and carrying value. The estimates used to calculate the fair value of a reporting unit as a part of a quantitative goodwill assessment change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any, for each reporting unit.
We performed our annual goodwill impairment test as of October 1, 2022 using a qualitative assessment for all of our reporting units. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair values of each of our reporting units substantially exceeded their respective carrying values (greater than 20%) and there were no reporting units requiring further assessment.
As a result of deterioration in business conditions in 2019 and COVID-19 disruptions in 2020, we performed a quantitative goodwill impairment test for our U.K. Gaming reporting unit (part of our Gaming business segment) during the first quarter of 2020, and as a result of that analysis, we recognized an impairment charge of $54 million, which is the amount by which the carrying value exceeded the estimated fair value. Refer to Note 11 in the Consolidated Financial Statements and Notes (Part IV, Item 15) of our 2021 Annual Report on Form 10-K and Note 10 in the Consolidated Financial Statements and Notes of our 2020 Annual Report on Form 10-K for key estimates and assumptions used in the 2020 discounted cash flow analysis of the U.K Gaming reporting unit. As of December 31, 2022, the carrying amount of goodwill related to our U.K. Gaming reporting unit was $108 million, and based on the last quantitative test performed on this reporting unit in 2021, the fair value substantially exceeded the carrying value.
Long-lived Assets and Finite-lived Intangible Assets
We evaluate the recoverability of intangible assets and other long-lived assets with finite useful lives by comparing the carrying value of the asset group to the estimated undiscounted future cash flows that we expect the asset to generate if events or changes in circumstances indicate that these assets are not recoverable. Any impairment is measured as the amount by which the carrying value of the asset exceeds the estimated fair value. The fair value is determined using a discounted cash flow approach where projections of future cash flows generated by those assets are discounted using an estimated discount rate. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of intangible assets and other long-lived assets that have finite lives. While we believe our estimates of future operating results and projected cash flows are reasonable, any significant adverse changes in key assumptions (i.e., adverse change in the extent or manner in which an asset or asset group is being used or expectation that, more likely than not, an asset or asset group will be sold or otherwise disposed of before the end of its useful life) or adverse changes in economic and market conditions may cause a change in our evaluation of recoverability or our estimation of fair value and could result in an impairment charge that could be material to our financial statements.
Refer to Note 11 for our fourth quarter 2021 change in estimate related to the useful lives for certain of our legacy trade names triggered by corporate-wide re-branding.
Gain on Sale of Discontinued Operations
We applied the derecognition guidance in accordance with ASC 606 and ASC 610 as applicable to determine the gain on sale of the Divested Businesses. This involved evaluating the sale contracts for the distinct assets and liabilities (or disposal groups) promised to the counterparties as well as consideration transferred to us, which primarily included cash and marketable securities measured using Level 1 inputs as categorized in the fair value hierarchy under ASC 820. The pre-tax gain was measured as the difference between the consideration transferred and the carrying amounts of the disposal groups and recorded when the disposal groups were derecognized upon transfer of control. The gain on sale of these businesses resulted in significant U.S. federal, state and foreign tax expense. Tax expense on the gains was determined in accordance with applicable jurisdictions, as further explained under the critical accounting estimate for Income Taxes below. Refer to Note 2 for more information on the disposal of our discontinued operations.
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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of December 31, 2022, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment) discussed further in Note 15.
The following table summarizes our cash and available revolver capacity as of December 31, 2022 and 2021:

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
L&W (excluding SciPlay)	$584	$750	$(12)	$1,322
SciPlay	330	150	—	480
Total as of December 31, 2022	$914	$900	$(12)	$1,802

L&W (excluding SciPlay and businesses held for sale)	$221	$650	$(12)	$859
SciPlay	364	150	—	514
Businesses held for sale	44	—	—	44
Total as of December 31, 2021	$629	$800	$(12)	$1,417
Sources and Uses of Liquidity
During 2022, we drew and repaid a total of $280 million under LNWI’s revolving credit facilities, including the prior revolving credit facility and the LNWI Revolver. As of December 31, 2022, the LNWI Revolver is undrawn and available.
Total cash held by our foreign subsidiaries was $142 million as of December 31, 2022 as compared to $180 million as of December 31, 2021, which included discontinued operations. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. We expect to pay required principal and interest payments on our debt in 2023 totaling $24 million and $284 million, respectively. Under our certain debt agreements, we are required to use a portion of the proceeds received from the Divestitures to reinvest in our business and/or make payments towards our outstanding senior notes by the end of 2023. Additionally, the Divestitures generated approximately $674 million of net cash taxes, after usage of tax attributes. We paid $641 million of these taxes during 2022, and we expect to pay the remaining $33 million during 2023.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may from time to time repurchase or otherwise repay, retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. Since the initiation of the program and through February 24, 2023, we repurchased 7.2 million shares of common stock at an aggregate cost of $413 million. On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. Since the initiation of the program and through February 24, 2023, SciPlay repurchased 3.0 million shares of Class A common stock at an aggregate cost of $42 million.
In the event we pursue significant acquisitions or other expansion opportunities, or conduct significant repurchases of our outstanding securities, we may need to raise additional capital, either through the public or private issuance of equity or debt securities or through additional borrowings under our existing or additional financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, or at all. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A.
SciPlay is subject to a tax receivable agreement (“TRA”) which provides for the payment by SciPlay to L&W of 85% of the amount of tax benefits, if any, that SciPlay actually realizes (or in some circumstances is deemed to realize) in connection with increases in the tax basis of assets of SciPlay Parent Company, LLC, over which SciPlay is the sole manager, in connection with the SciPlay IPO, redemption or exchanges of membership interests or certain distributions and other tax benefits related to SciPlay’s making of payments under the TRA. At this time, we do not expect SciPlay to declare or pay any cash dividends or be required to make any such payment other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA. Payments totaling $4 million were made for the year ended December 31, 2022.
Cash Flow Summary

(in millions)	Year Ended December 31,		Variance
	2022	2021	2022 vs. 2021
Net cash (used in) provided by operating activities from:
Continuing operations	$(425)	$304	$(729)
Discontinued operations	44	381	(337)
Net cash (used in) provided by operating activities	(381)	685	(1,066)
Net cash provided by (used in) investing activities from:
Continuing operations	(252)	(347)	95
Discontinued operations	6,368	(95)	6,463
Net cash provided by (used in) investing activities	6,116	(442)	6,558
Net cash used in financing activities from:
Continuing operations	(5,460)	(655)	(4,805)
Discontinued operations	(3)	(24)	21
Net cash used in financing activities	(5,463)	(679)	(4,784)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(6)	—
Increase (decrease) in cash, cash equivalents and restricted cash	$266	$(442)	$708
Cash flows from operating activities

	Year Ended December 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Net income	$3,697	$390	$3,307
Less: Income from discontinued operations, net of tax	(3,873)	(366)	(3,507)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities from continuing operations	643	479	164
Changes in working capital accounts, excluding the effects of acquisitions	(863)	143	(1,006)
Changes in deferred income taxes and other	(29)	(342)	313
Net cash (used in) provided by operating activities from continuing operations	$(425)	$304	$(729)
Net cash provided by operating activities from continuing operations decreased in 2022 primarily due to cash tax payments related to the Divestitures coupled with unfavorable changes in working capital, partially offset by a $277 million increase in earnings. The changes in our working capital accounts for the year ended December 31, 2022 were primarily driven by the following:
•$641 million in cash taxes paid related to the Divestitures;
•$25 million paid by SciPlay for the legal matter settlement related to the litigation that was brought in Washington State, as described in Note 20;

•$35 million unfavorable change in receivables due to timing of collections and higher billing primarily associated with strong growth in Gaming business as well as timing of collections from SciPlay platform providers;
•$65 million unfavorable change in inventory due to timing of orders and shipments as well as higher inventory purchases in order to limit supply chain impacts and support future sale levels;
•$49 million unfavorable change in accounts payable and accrued liabilities primarily as a result of the timing of expenditures (including costs associated with the strategic review and related transactions), which was partially offset by lower interest payments; and
•$40 million unfavorable change in other current assets and liabilities primarily related to increases in various prepaid expenses and timing of contract assets and liabilities.
Net cash provided by operating activities from discontinued operations decreased primarily due to lower earnings in 2022, which included only a partial period for the Lottery Business and Sports Betting Business that were sold during the second and third quarter of 2022, respectively, coupled with approximately $87 million in direct transaction costs associated with closing of the Divestitures.
Cash flows from investing activities
Net cash used in investing activities from continuing operations decreased primarily due to fewer acquisitions completed in 2022 than had been completed in 2021, as described in Note 10; the settlement of our cross-currency interest rate swaps, in which we received approximately $50 million in cash proceeds; the sale of Class A common stock of Endeavor Group Holdings, Inc., which we received from the divestiture of the Sports Betting Business, for $48 million; and $6 million in SciPlay proceeds from matured investments. The decrease in net cash used in investing activities was partially offset by higher capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Net cash provided by investing activities from discontinued operations increased primarily as a result of the receipt of $6.4 billion in gross cash proceeds from the Divestitures, net of cash, cash equivalents and restricted cash transferred.
Cash flows from financing activities
Net cash used in financing activities increased primarily due to the April 2022 Refinancing debt transactions, in which we repaid approximately $7.0 billion in senior notes (including redemption premium) and outstanding borrowings under the LNWI Term Loan B-5 and received $2.2 billion in proceeds from the issuance of the LNWI Term Loan B. Additionally, the increase was due to purchases of our outstanding common stock and SciPlay’s Class A common stock, under their respective repurchase programs described above, as well as taxes paid related to net share settlement of equity awards. During 2022, we purchased $405 million of our common stock, and our subsidiary SciPlay purchased $37 million of SciPlay’s Class A common stock. The increase in net cash used in financing activities was partially offset by net repayments of $535 million under LNWI’s revolving credit facility (prior to the April 2022 Refinancing) in the prior year.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 as well as Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any significant off-balance sheet arrangements.
ITEM 7A. DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of December 31, 2022, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable rate long term debt, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt and effectively fix the interest rate that we pay. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. For the year ended December 31, 2022, the one-month Chicago Mercantile Exchange Term SOFR was 4.48%. As of December 31, 2022, the total notional amount of these interest rate swaps was $700 million, which effectively fixes $700 million of the variable rate debt described above. These hedges mature in April 2027.
For additional information regarding our long-term debt and interest rate swap contracts, see Notes 15 and 16, respectively.
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
Management’s Report on Internal Control Over Financial Reporting
The management of L&W is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L&W; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Light & Wonder, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 1, 2023

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct that applies to all of our officers, directors and employees (including our CEO and CFO) and have posted the Code of Business Conduct on our website at explore.lnw.com/investors/corporate-governance/code-of-business-conduct. In the event that we have any amendments to or waivers from any provision of the Code of Business Conduct applicable to our CEO or CFO, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website at explore.lnw.com/investors/corporate-governance.
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Light & Wonder, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Gain on sale of discontinued operations – Refer to Note 2 to the financial statements
Critical Audit Matter Description
During the second quarter of 2022, the Company completed the divestiture of the Lottery Business and recorded a pre-tax gain of $4.6 billion. During the third quarter of 2022, the Company completed the divestiture of the Sports Betting Business and recorded a pre-tax gain of $359 million. The gains recorded on the sales of these businesses resulted in significant taxable income across multiple jurisdictions.
We identified management’s determination of the gain on sale of discontinued operations as a critical audit matter because of the complexity of the calculation of the gains and resulting income tax expense. This matter required significant audit effort to assess, including the need to involve our income tax specialists, when performing audit procedures to evaluate the income tax expense from discontinued operations.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination of the gain on sale and resulting income tax expense included the following, among others:
•We tested the effectiveness of management’s controls over:
–The calculation of the gain on sale of discontinued operations
–The calculation of income tax expense related to the gains
•We performed the following substantive procedures:
–Evaluated the reasonableness of the Lottery and Sports Betting Businesses net asset balances and management’s adjustments made to these balances
–Evaluated management’s calculations of the gains on sales of the businesses including the completeness and accuracy of amounts included in such calculations and the mathematical accuracy of the calculations
–Examined the sale contracts and management’s evaluation of the distinct assets and liabilities (or disposal groups) promised to the counterparties as well as consideration transferred to the Company
–With the assistance of our income tax specialists, evaluated
◦The reasonableness of the methods, assumptions, and judgments used by management to determine the income tax expense
◦How such expense was allocated between continuing and discontinued operations
◦The tax treatment of the gain under U.S. Federal and various State jurisdictions
◦The mathematical accuracy and presentation of the income tax expense and related income tax liabilities

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 1, 2023
We have served as the Company’s auditor since 2003.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Services	$1,795	$1,642	$1,259
Product sales	717	511	440
Total revenue	2,512	2,153	1,699
Operating expenses:
Cost of services(1)	390	365	338
Cost of product sales(1)	348	244	272
Selling, general and administrative	717	679	627
Research and development	218	190	148
Depreciation, amortization and impairments	420	398	449
Goodwill impairment	—	—	54
Restructuring and other	146	167	56
Operating income (loss)	273	110	(245)
Other (expense) income:
Interest expense	(327)	(478)	(503)
Loss on debt financing transactions	(147)	—	(1)
Gain (loss) on remeasurement of debt and other	27	41	(51)
Other income (expense), net	11	33	(4)
Total other expense, net	(436)	(404)	(559)
Net loss from continuing operations before income taxes	(163)	(294)	(804)
Income tax (expense) benefit	(13)	318	3
Net (loss) income from continuing operations	(176)	24	(801)
Net income from discontinued operations, net of tax(2)	3,873	366	253
Net income (loss)	3,697	390	(548)
Less: Net income attributable to noncontrolling interest	22	19	21
Net income (loss) attributable to L&W	$3,675	$371	$(569)

Per Share - Basic:
Net (loss) income from continuing operations	$(2.09)	$0.06	$(8.69)
Net income from discontinued operations	40.87	3.80	2.67
Net income (loss) attributable to L&W	$38.78	$3.86	$(6.02)

Per Share - Diluted:
Net (loss) income from continuing operations	$(2.09)	$0.05	$(8.69)
Net income from discontinued operations	40.87	3.72	2.67
Net income (loss) attributable to L&W	$38.78	$3.77	$(6.02)

Weighted average number of shares used in per share calculations:
Basic shares	95	96	95
Diluted shares	95	98	95
(1) Excludes D&A.
(2) The year ended December 31, 2022 includes a pre-tax gain of $4,927 million on the sale of discontinued operations (see Note 2).
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$3,697	$390	$(548)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(84)	(51)	45
Derivative financial instruments unrealized gain (loss), net of tax	27	14	(6)
Total other comprehensive (loss) income from continuing operations	(57)	(37)	39
Total other comprehensive (loss) income from discontinued operations	—	(6)	35
Total comprehensive income (loss)	3,640	347	(474)
Less: comprehensive income attributable to noncontrolling interest	22	19	21
Comprehensive income (loss) attributable to L&W	$3,618	$328	$(495)
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$914	$585
Restricted cash	47	41
Receivables, net of allowance for credit losses of $38 and $52, respectively	455	423
Inventories	161	98
Prepaid expenses, deposits and other current assets	117	88
Assets of businesses held for sale	—	497
Total current assets	1,694	1,732
Non-current assets:
Restricted cash	6	9
Receivables, net of allowance for credit losses of $2 and $2, respectively	14	17
Property and equipment, net	204	213
Operating lease right-of-use assets	49	51
Goodwill	2,919	2,892
Intangible assets, net	797	946
Software, net	145	117
Deferred income taxes	114	349
Other assets	67	80
Assets of businesses held for sale	—	1,477
Total assets	$6,009	$7,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$24	$44
Accounts payable	154	204
Accrued liabilities	380	428
Income taxes payable	64	16
Liabilities of businesses held for sale	—	282
Total current liabilities	622	974
Deferred income taxes	87	35
Operating lease liabilities	37	40
Other long-term liabilities	232	170
Long-term debt, excluding current portion	3,870	8,646
Liabilities of businesses held for sale	—	124
Total liabilities	4,848	9,989
Commitments and contingencies (Note 20)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share, 199 shares authorized; 115 and 114 shares issued, respectively, and 91 and 97 shares outstanding, respectively	1	1
Additional paid-in capital	1,370	1,337
Retained earnings (accumulated loss)	517	(3,158)
Treasury stock, at cost, 24 and 17 shares, respectively	(580)	(175)
Accumulated other comprehensive loss	(318)	(261)
Total L&W stockholders’ equity (deficit)	990	(2,256)
Noncontrolling interest	171	150
Total stockholders’ equity (deficit)	1,161	(2,106)
Total liabilities and stockholders’ equity (deficit)	$6,009	$7,883
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
December 31, 2019	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Net proceeds in connection with settlement of stock options and RSUs	—	4	—	—	—	—	4
Stock-based compensation	—	56	—	—	—	4	60
Net (loss) income	—	—	(569)	—	—	21	(548)
Other comprehensive income	—	—	—	—	74	—	74
Impact of ASC 326 adoption	—	—	(6)	—	—	—	(6)
December 31, 2020	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	89	—	—	—	2	91
Net income	—	—	371	—	—	19	390
Other comprehensive loss	—	—	—	—	(43)	—	(43)
December 31, 2021	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings and other	—	(35)	—	—	—	—	(35)
Purchase of treasury stock	—	—	—	(405)	—	—	(405)
Purchase of SciPlay Class A common stock	—	(35)	—	—	—	(2)	(37)
Stock-based compensation	—	60	—	—	—	1	61
Net income	—	—	3,675	—	—	22	3,697
Other comprehensive loss	—	—	—	—	(57)	—	(57)
December 31, 2022	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,697	$390	$(548)
Less: Income from discontinued operations, net of tax	(3,873)	(366)	(253)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation, amortization and impairments	420	398	449
Goodwill impairment	—	—	54
Contingent acquisition consideration fair value adjustment	21	(1)	—
Change in deferred income taxes	(29)	(342)	(27)
Stock-based compensation	69	113	56
Non-cash interest expense	14	24	22
Provision for bad debts and inventory charges	—	7	107
Gain on sale of assets and other, net	(1)	(21)	—
Loss on debt financing transactions	147	—	1
(Gain) loss on remeasurement of debt	(27)	(41)	51
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(35)	19	137
Inventories	(65)	9	4
Other assets and liabilities	(40)	17	6
Income taxes payable, net	(649)	7	5
Accounts payable and accrued liabilities	(74)	91	(31)
Net cash (used in) provided by operating activities from continuing operations	(425)	304	33
Net cash provided by operating activities from discontinued operations	44	381	438
Net cash (used in) provided by operating activities	(381)	685	471
Cash flows from investing activities:
Capital expenditures	(216)	(171)	(137)
Acquisitions of businesses and assets, net of cash acquired	(136)	(186)	(13)
Proceeds from settlement of cross-currency interest rate swaps	50	—	—
Proceeds from sale of investments and other, net	50	10	24
Net cash used in investing activities from continuing operations	(252)	(347)	(126)
Net cash provided by (used in) investing activities from discontinued operations(1)	6,368	(95)	(47)
Net cash provided by (used in) investing activities	6,116	(442)	(173)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Borrowings under revolving credit facilities	280	60	530
Repayments under revolving credit facilities	(280)	(595)	(190)
Proceeds from issuance of senior notes and term loans	2,200	—	550
Repayments of notes and term loans (including redemption premium)	(6,984)	—	(341)
Payments on long-term debt	(109)	(42)	(42)
Payments of debt issuance and deferred financing costs	(37)	(5)	(10)
Payments on license obligations	(35)	(46)	(30)
Payments of contingent acquisition consideration	(14)	—	—
Purchase of L&W common stock	(405)	—	—
Purchase of SciPlay’s Class A common stock	(37)	—	—
Net redemptions of common stock under stock-based compensation plans and other	(39)	(27)	2
Net cash (used in) provided by financing activities from continuing operations	(5,460)	(655)	469
Net cash used in financing activities from discontinued operations	(3)	(24)	(6)
Net cash (used in) provided by financing activities	(5,463)	(679)	463
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(6)	7
Increase (decrease) in cash, cash equivalents and restricted cash	266	(442)	768
Cash, cash equivalents and restricted cash, beginning of period	701	1,143	375
Cash, cash equivalents and restricted cash, end of period	967	701	1,143
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	66	160
Cash, cash equivalents and restricted cash of continuing operations, end of period	$967	$635	$983

Supplemental cash flow information:
Cash paid for interest	$351	$453	$471
Income taxes paid	692	38	22
Distributed earnings from equity investments	6	15	22
Cash paid for contingent acquisition considerations included in operating activities	7	—	4

(1) The year ended December 31, 2022 includes $6,409 million in gross cash proceeds from the sale of discontinued operations, net of cash, cash equivalents and restricted cash transferred.
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services.
Effective April 28, 2022, we changed our name to Light & Wonder, Inc. This change is in part due to the sale of the Lottery Business that will continue to use our previous name, Scientific Games, and also to align with our vision of becoming a leading cross-platform global games company.
During the second quarter of 2022, we completed the sale of the Lottery Business and received $5.7 billion in gross cash proceeds. During the third quarter of 2022, we completed the sale of the Sports Betting Business and received $793 million in gross proceeds, consisting of $747 million in gross cash proceeds (adjusted for final closing statement adjustments of $3 million in the fourth quarter of 2022) and $46 million in fair value of Class A common stock of Endeavor Group Holdings, Inc. (“Endeavor”) (approximately 2.3 million shares). Prior to the Divestitures, our discontinued operations portfolio of revenue-generating activities included providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities.
We have reflected the financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations for all periods presented and the assets and liabilities of these businesses as held for sale in our consolidated balance sheet as of December 31, 2021. Refer to Note 2 for further information. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements include the accounts of L&W, its wholly owned subsidiaries, and those subsidiaries in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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

Minimum guarantees under licensing agreements
We enter into long-term license agreements with third parties in which we are obligated to pay a minimum guaranteed amount of royalties, typically periodically over the life of the contract. These license agreements provide us with access to a portfolio of major brands to be used across our business segments in building our strong brand presence across multiple channels of distributions. We account for the minimum guaranteed obligations within accrued and other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed intangible assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in D&A. The long-term liability related to the minimum guaranteed obligations is reduced as payments are made as required under the license agreement. We assess the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying value of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using our policy for intangible assets with finite useful lives.
Amortization expense related to these licenses and recorded in D&A for the years ended December 31, 2022, 2021 and 2020 was $34 million, $40 million and $60 million, respectively.
    The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2022	2021
Current liabilities	$27	$35
Other long-term liabilities	78	70
Total minimum guarantee obligations	$105	$105
Weighted average remaining term (in years)	4	4
The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ending December 31,
	2023	2024	2025	2026	2027	After 2027
Expected future payments	$27	$28	$29	$11	$10	$—
Other assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize such amounts ratably over the term of the arrangement as an adjustment to interest expense.
We assess the recoverability of our other long-term assets whenever events arise or circumstances change that indicate the carrying value of the asset may not be recoverable.
Noncontrolling interest
In May 2019, SciPlay completed an initial public offering in which it issued Class A common stock, traded on The Nasdaq Global Select Market under the symbol “SCPL,” and Class B common stock wholly owned by L&W and, as of December 31, 2022, represented approximately 82.4% of SciPlay’s total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of SciPlay’s outstanding common stock. Accordingly, we continue to control shares representing a majority of the combined voting power in SciPlay and continue to have a controlling financial interest in and consolidate SciPlay. The noncontrolling interest share of equity in SciPlay is reflected as noncontrolling interest in the accompanying consolidated balance sheets and was $171 million and $150 million as of December 31, 2022 and 2021, respectively.
Advertising costs
The cost of advertising is expensed as incurred and totaled $162 million, $124 million and $123 million in 2022, 2021 and 2020, respectively.
R&D
R&D relates primarily to software product development costs incurred until technological feasibility has been established and costs that do not meet internal-use software capitalization criteria. Employee-related costs associated with product development are included in R&D. Such costs are expensed as incurred.

Foreign currency translation
We have significant operations where the local currency is the functional currency, including our operations in the U.K., Europe, Australia and Canada. Assets and liabilities of foreign operations are translated at period-end rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Gains or losses resulting from foreign currency transactions are included in other income (expense), net.
Comprehensive income (loss)
We include and classify in comprehensive income (loss) unrealized gains and losses from our foreign currency translation adjustments and the effective portion of derivative financial instruments designated as hedging instruments. We also include, as it relates to previous activity, net investment non-derivative hedge of our investments in certain of our international subsidiaries and certain gains or losses associated with pension or other post-retirement benefits, including prior service costs or credits and transition assets or obligations.
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
New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2020-04 and subsequently ASU No. 2021-01 and ASU No. 2022-06, Reference Rate Reform (Topic 848) in March 2020, January 2021 and December 2022, respectively. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued by June 2023. The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. Based on our assessment, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
(2) Discontinued Operations
During the second quarter of 2022, we completed the sale of the Lottery Business, from which we received $5.7 billion in gross cash proceeds and recorded a pre-tax gain of $4.6 billion. During the third quarter of 2022, we completed the sale of the Sports Betting Business, from which we received $793 million in gross proceeds, consisting of $747 million in gross cash proceeds (adjusted for final closing statement adjustments of $3 million in the fourth quarter of 2022) and $46 million in fair value of Class A common stock of Endeavor (approximately 2.3 million shares), and recorded a pre-tax gain of $359 million. The Endeavor stock was sold in the fourth quarter of 2022 for $48 million. We have reflected the financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations for all periods presented and the assets and liabilities of these businesses as held for sale in our consolidated balance sheets as of December 31, 2021.

The summarized results of our discontinued operations were as follows:

	Years Ended December 31,
	2022	2021	2020
Total revenue	$371	$1,157	$1,025
Total cost of revenue(1)	177	587	550
Other operating expenses(2)	182	233	208
Operating income	12	337	267
Total other income (expense), net	9	101	(7)
Net income from discontinued operations before income taxes	21	438	260
Gain on sale of discontinued operations before income taxes	4,927	—	—
Total net income from discontinued operations before income taxes	4,948	438	260
Income tax expense	(1,075)	(72)	(7)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$3,873	$366	$253
(1) Excludes D&A.
(2) Includes D&A of $79 million and $105 million for the years ended December 31, 2021 and 2020, respectively, stock-based compensation of $18 million, $24 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and direct transaction closing fees of $87 million for the year ended December 31, 2022. Due to the discontinued operations classification of the Divested Businesses as of the third quarter of 2021, D&A ceased and is not included for the year ended December 31, 2022.

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
(3) Business Segments
We report our operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. Our Gaming business segment generally sells game content and gaming machines, VGTs, VLTs (including conversion kits and parts), leases or otherwise provides gaming content, gaming machines, and server-based systems. It also sells and supports CMS-based software and hardware, licenses PTG content, and supplies Shufflers to commercial, tribal and governmental gaming operators. Our SciPlay business segment develops, markets, and operates a portfolio of social games played on various mobile and web platforms as well as other games in the hyper-casual space. Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. See Note 4 for the products and services from which each reportable segment derives its revenues.
In evaluating financial performance, our Chief Operating Decision Maker (“CODM”) focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. The accounting policies for our business segments are the same as those described in these Notes.
The following tables present our segment information:

	Year Ended December 31, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,601	$671	$240	$—	$2,512
AEBITDA(2)	767	187	80	(121)	$913
Reconciling items to consolidated Net loss from continuing operations before income taxes:
D&A	(327)	(21)	(48)	(24)	(420)
Restructuring and other	(6)	(5)	(23)	(112)	(146)
Interest expense				(327)	(327)
Loss on debt refinancing transactions				(147)	(147)
Gain on remeasurement of debt and other				27	27
Other income, net				6	6
Stock-based compensation				(69)	(69)
Net loss from continuing operations before income taxes					$(163)
Assets as of December 31, 2022	$4,073	$761	$626	$549	$6,009
Capital expenditures for the year ended December 31, 2022	$151	$12	$32	$21	$216
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.
(2) AEBITDA is reconciled to net income (loss) from continuing operations before income taxes with the following adjustments: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs and other unusual items; (3) interest expense; (4) loss on debt refinancing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other income (expense), net, including foreign currency gains (losses) and earnings (loss) from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

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
(2) AEBITDA is described in footnote (2) to the first table in this Note 3.
The following tables present revenue by customer location and property and equipment by geographic location:

	Year Ended December 31,
	2022	2021	2020
Revenue:
U.S.	$1,734	$1,551	$1,181
Other	778	602	518
Total	$2,512	$2,153	$1,699

	As of December 31,
	2022	2021
Property and equipment, net:
U.S.	$163	$147
Other	41	66
Total	$204	$213
(4) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Revenue recognized for Year Ended December 31,
Revenue category	2022	2021	2020
Gaming
Gaming operations(1)	$635	$601	$332
Gaming machine sales	522	360	312
Gaming systems	255	204	171
Table products	189	156	111
Total	$1,601	$1,321	$926
SciPlay
Mobile in-app purchases	$584	$537	$506
Web in-app purchases and other(2)	87	69	76
Total	$671	$606	$582
iGaming	$240	$226	$191
(1) Gaming operations revenue for the year ended December 31, 2021 benefited from $44 million VAT recovery received from certain U.K. customers related to a 2020 U.K. court ruling associated with overcharging of VAT for gaming operators that consequently reduced our net gaming revenues related to these customers and arrangements.

(2) Other primarily represents revenue generated from providing advertising platforms with access to SciPlay’s game software platform, which facilitates the placement of advertising inventory, which was not material for the periods presented.
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
The guidance in ASC 606 requires that we apply judgments or estimates to determine both the performance obligations and the stand-alone selling prices of identified performance obligations. Contracts with multiple promised goods and services described above will often involve significant judgment in determining whether each promise is distinct or should be combined with other promises in such contracts in concluding on the distinct performance obligations for such contracts. Such judgment generally requires an assessment of the level of integration and interdependency between individual components, particularly in our gaming systems contracts with customers. Associated with these same contracts, we also apply significant judgment to determine the stand-alone selling prices of the identified performance obligations.
Gaming Operations
Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment and content, electronic table game products and VLTs under a variety of recurring operating, service, or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue by $23 million, $27 million, and $16 million for the years ended December 31, 2022, 2021, and 2020 respectively.
The amount of rental income revenue that is outside the scope of ASC 606 was $466 million, $374 million, and $209 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Control transfers and we recognize revenue from the sale of perpetual gaming systems licenses and various hardware products at a point in time when the gaming system is available for use by a customer which is no earlier than the commencement of the license term, and for the hardware products upon delivery. For contracts that include new core gaming system installations, control is not considered transferred until control of the core gaming system license is transferred as the additional promises are generally highly dependent on the core gaming system. Software and hardware maintenance and product support services are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the maintenance and support period.
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
SciPlay
SciPlay in-app purchase revenues are generated from the sale of virtual coins, chips and bingo cards (“coins, chips and cards”), which players can use to play casino‑style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). SciPlay distributes its games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon and Microsoft. Control transfers and SciPlay recognizes revenues from player purchases of coins, chips and cards as the coins, chips and cards are consumed for game play and cannot be redeemed nor exchanged for cash. SciPlay determined through a review of play behavior that game players generally do not purchase additional coins, chips and cards until their existing coins, chips and cards balances have been substantially consumed. As SciPlay is able to track the duration between purchases of coins, chips and cards for individual game players for specific games, SciPlay is able to reliably estimate the period of time over which coins, chips and cards are consumed. Accordingly, for most games, SciPlay recognizes revenue using an item-based revenue model. Because SciPlay has control over the content and functionality of games before they are accessed by the end user, SciPlay has determined it is the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon, Google and Microsoft) are recorded within cost of services.
SciPlay also has contractual relationships with various advertising service providers for advertisements within certain games. Revenue from advertisements is recognized at a point in time when the advertisements are displayed. The transaction price is generally determined by a master contract or third-party statement of activity and based on the stated revenue share percentages. These revenues were immaterial for all periods presented.
All SciPlay revenue is classified as services revenue.
iGaming
iGaming revenue is generated from various games content made available via our aggregation platforms, remote gaming servers, and various other platforms, which deliver a wide spectrum of internally developed and branded games and popular third-party provided games to gaming operators as well as platform technology solutions, which provide gaming operators optional portals for reporting and administrative functions. We provide daily access to these platforms and are typically compensated based on variable consideration, such as a percentage of net gaming revenue with variability generally resolved in the reporting period. All iGaming revenue is classified as services revenue.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Year Ended December 31, 2022
Contract liability balance, beginning of period(1)	$37
Liabilities recognized during the period	23
Amounts recognized in revenue from beginning balance	(24)
Contract liability balance, end of period(1)	$36
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
The following table summarizes our opening and closing balances in our receivables and contract assets:

	Receivables	Contract Assets(1)
End of period balance, December 31, 2021	$440	$19
End of period balance, December 31, 2022	469	24
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
(5) Restructuring and Other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi)

acquisition- and disposition-related costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Employee severance and related(1)	$10	$4	$29
Strategic review and related	83	97	—
Contingent acquisition consideration(2)	21	(1)	—
Legal and related (see Note 20)	8	25	—
Restructuring, integration and other	24	42	27
Total	$146	$167	$56
(1) The year ended December 31, 2020 includes $29 million in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.
(2) Represents contingent consideration fair value adjustment (see Note 16).
(6) Basic and Diluted Net Income (Loss) Attributable to L&W Per Share
Basic and diluted net income (loss) attributable to L&W per share is based upon net income (loss) attributable to L&W divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income from continuing operations.
The below table presents a reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2022	2021	2020
Weighted average shares for basic earnings per share	95	96	95
Stock options	—	1	—
RSUs	—	1	—
Weighted average shares for diluted earnings per share	95	98	95
Basic and diluted net income (loss) attributable to L&W per share was the same for the years ended December 31, 2022 and 2020, as all common stock equivalents would have been anti-dilutive due to the net loss from continuing operations in those periods. We excluded 2 million of stock options and 2 million of RSUs outstanding as of December 31, 2022 and 2020 from the calculation of diluted weighted-average common shares outstanding for the years ended December 31, 2022 and 2020.
(7) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
Receivables are recorded at the invoiced amount less allowance for credit losses and imputed interest, if any. For a portion of our receivables, we have provided extended payment terms with installment payment terms greater than 12 months and, in certain international jurisdictions, up to 36 months. We have a total of $47 million and $67 million in gross receivables with extended payment terms as of December 31, 2022 and 2021, respectively. Interest income, if any, is recognized ratably over the life of the receivable, and any related fees or costs to establish the receivables are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the receivables with extended payment terms originated and is recorded ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all receivables with payment terms greater than one year that do not contain a stated interest rate. Our general policy is to recognize interest on receivables until a receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. Accrued interest, non-performing receivables and interest income were immaterial for all periods presented.

The following table summarizes the components of current and long-term receivables, net:

	As of December 31,
	2022	2021
Current:
Receivables	$493	$475
Allowance for credit losses	(38)	(52)
Current receivables, net	455	423
Long-term:
Receivables	16	19
Allowance for credit losses	(2)	(2)
Long-term receivables, net	14	17
Total receivables, net	$469	$440
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
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of
	December 31, 2022	Balances over 90 days past due	December 31, 2021	Balances over 90 days past due
Receivables:
U.S. and Canada	$297	$5	$321	$37
International	212	34	173	44
Total receivables	509	39	494	81
Receivables allowance:
U.S. and Canada	(18)	(5)	(18)	(6)
International	(22)	(22)	(36)	(19)
Total receivables allowance	(40)	(27)	(54)	(25)
Receivables, net	$469	$12	$440	$56
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for the years ended December 31, 2022 and 2021 is as follows:

	2022			2021
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(54)	$(18)	$(36)	$(81)
Provision	(2)	(4)	2	2
Charge-offs and recoveries	16	4	12	25
Allowance for credit losses as of December 31	$(40)	$(18)	$(22)	$(54)
At December 31, 2022, 3% of our total receivables, net, were past due by over 90 days compared to 13% at December 31, 2021.

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

	As of December 31, 2022	Current	Balances over 90 days past due
Receivables	$66	$34	$32
Allowance for credit losses	(20)	(8)	(12)
Receivables, net	$46	$26	$20
We increased our allowance for credit losses by $56 million for the year ended December 31, 2020. The increase during 2020 was primarily related to certain Gaming customers in LATAM (which transact with both domestic and international subsidiaries) as those customers were particularly affected by macroeconomic factors exacerbated by COVID-19 and extended COVID-19 closures of gaming operations establishments with COVID-related closures lasting longer than in other geographic regions. We did not have any material changes to our allowance for credit losses for the years ended December 31, 2022 and 2021.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2022 and 2021, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(8) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of gaming machines and table products for sale and related parts. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. Our policy is to continuously review and assess the value of our inventory. We continuously monitor demand, assess our internal outlook and rationalize our product roadmap, all of which could result in recording adjustments to the valuation of inventory.

Inventories consisted of the following:

	As of December 31,
	2022	2021
Parts and work-in-process	$124	$70
Finished goods	37	28
Total inventories	$161	$98
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
We recorded inventory valuation charges (recorded in Cost of product sales) of $5 million, $12 million and $48 million for the years ended December 31, 2022, 2021 and 2020, respectively. The 2020 charges are a result of an improved and expanded strategic plan that required us to reassess whether we had excess or obsolete inventory, as well as COVID-19 disruptions that led to rapid demand reduction and extended closures in the LATAM region at that time.
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
Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Land	$6	$6
Buildings and leasehold improvements	56	55
Gaming machinery and equipment	685	712
Furniture and fixtures	25	22
Construction in progress	9	9
Other property and equipment	88	84
Less: accumulated depreciation	(665)	(675)
Total property and equipment, net	$204	$213
Depreciation expense is excluded from Cost of services, Cost of product sales and Other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$111	$120	$145

(10) Acquisitions
We account for business combinations in accordance with ASC 805, which requires us to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination, with certain exceptions for contract assets and contract liabilities in accordance with ASC 606. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition related restructuring costs from acquisition accounting. If the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets rather than a business combination. In an asset acquisition, we allocate the cost of the group of assets acquired to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired and no goodwill is recorded.
2022 Acquisitions
In March 2022, SciPlay acquired 80% of all issued and outstanding share capital of privately held Alictus Yazilim Anonim Şirketi (“Alictus”), a Turkey-based hyper-casual game studio for approximately $108 million cash consideration, net of cash acquired. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the five years following the acquisition date. Any future payments associated with the acquisition of the remaining 20% will represent a redeemable non-controlling interest, with a minimum payout of $0 million and a maximum payout of $200 million. The Alictus acquisition expands SciPlay’s business in the casual gaming market, growing its game pipeline and diversifying its revenue streams as it advances its strategy to be a diversified global game developer. Alictus has been included in our SciPlay business segment.
In April 2022, we acquired Playzido Limited (“Playzido”), a dynamic content creation platform provider and game supplier, which is expected to accelerate the pace at which we can partner with game studios and operators to expand our iGaming content offering. Playzido has been included in our iGaming business segment.
In October 2022, we acquired substantially all of the assets of House Advantage, LLC (“House Advantage”), a leading loyalty and marketing software and technology provider, which expands our Gaming systems offering with enhanced loyalty capabilities. House Advantage has been included in our Gaming business segment and was accounted for as an asset acquisition.
The following table summarizes an aggregate disclosure related to acquisitions completed during the year ended December 31, 2022:

Total consideration	Cash paid, net of cash acquired(1)	Contingent consideration/Redeemable non-controlling interest(2)	Allocation of purchase price to Intangible assets, net(3)	Weighted average useful life of acquired intangible assets		Excess purchase price allocated to Goodwill(4)
$171	$133	$25	$64	6	Years	$101
(1) Exclusive of $6 million acquired in short term investments.
(2) Fair values were determined using an income approach primarily based on reaching certain revenue and earnings-based metrics, with discount rates ranging between 2% and 16% and a maximum payout of up to $213 million.

(3) Intangible assets primarily consist of intellectual property, consisting of games technology and content platforms, and trade names. For those acquired in business combinations, the fair value of these intangible assets was determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The discount rates used in the valuation analyses ranged between 16% and 18%. Royalty rates used for the trade names as well as acquired game content and related technology ranged between 1% and 3% and 20% and 21%, respectively.

(4) The factors contributing to the recognition of acquisition goodwill are based on game portfolio and platform diversification, expected synergies, assembled workforce and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.
2021 Acquisitions
Acquisitions Related to Continuing Operations
In July 2021, SciPlay acquired privately held Koukoi Games Oy (“Koukoi”), a developer and operator of casual mobile games. Koukoi has been included in our SciPlay business segment and was accounted for as an asset acquisition.
In August 2021, we acquired privately held Lightning Box Games (“Lightning Box”), an iGaming content studio. Lightning Box has been included in our iGaming business segment.
In October 2021, we signed a definitive agreement to acquire Automated Cashless Systems, Inc.’s (“ACS”) table game solution PLAYON™ (“PlayOn™”), a cashless product line that provides players with a debit solution at live table games. PlayOn was re-named to “Access To On Demand Money” (“ATOM™”) and is included in our Gaming business segment.

In November 2021, we acquired Authentic Gaming, a premium provider of live casino solutions, which has been included in our iGaming business segment.
In December 2021, we acquired ELK Studios, a leading European games developer, which has been included in our iGaming business segment.
Acquisitions Related to Discontinued Operations
In May 2021, we acquired SportCast Pty, Limited (“SportCast”), a privately held sports-betting content and player engagement technology and platform supplier, which was included in the Sports Betting Business.
In September 2021, we acquired Sideplay Entertainment, a digital “e-instant” content studio, which was included in the Lottery Business.
The following table summarizes an aggregate disclosure related to acquisitions completed during the year ended December 31, 2021:

	Total consideration	Cash paid, net of cash acquired	Contingent consideration(1)	Allocation of purchase price to Intangible assets, net(2)	Weighted average useful life of acquired intangible assets		Excess purchase price allocated to Goodwill(3)
Acquisitions related to continuing operations	$252	$186	$45	$52	6.4	Years	$191
Acquisitions related to discontinued operations(4)	106	18	25	35	6	Years	77
Aggregate total	$358	$204	$70	$87			$268

(1) Contingent acquisition consideration values are primarily based on reaching certain earnings-based metrics and were determined by fair value and included in the consideration transferred. The fair value was primarily determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820.

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
(4) The SportCast acquisition’s total consideration transferred included a $63 million increase in fair value of the option agreement to acquire SportCast, which resulted in a $63 million gain recorded in Net income from discontinued operations, net of tax, in our consolidated statements of operations for the year ended December 31, 2021. The fair value of the option was determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The discount rate used in the valuation analyses was 15%.

2020 Acquisitions
In June 2020, SciPlay completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Come2Play, Ltd. for the total purchase consideration of $18 million, which has been included in our SciPlay business segment.
The revenue and earnings associated with all of the above acquisitions were not significant to our consolidated financial statements.
(11) Intangible Assets, net and Goodwill
Intangible Assets, net
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of two to fifteen years with no estimated residual values, which materially approximates the expected pattern of use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors. The following tables present certain information regarding our intangible assets as of December 31, 2022 and 2021.

	As of December 31,
	2022			2021
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$902	$(503)	$399	$911	$(445)	$466
Intellectual property	948	(714)	234	914	(670)	244
Licenses	371	(273)	98	472	(380)	92
Brand names	129	(108)	21	132	(97)	35
Trade names	162	(122)	40	158	(54)	104
Patents and other	12	(7)	5	12	(7)	5
Total intangible assets	$2,524	$(1,727)	$797	$2,599	$(1,653)	$946
The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$239	$197	$207
Estimated intangible asset amortization expense for the year ending December 31, 2023 and each of the subsequent four years:

	Year Ending December 31,
	2023	2024	2025	2026	2027
Amortization expense	$196	$149	$118	$104	$95
During the fourth quarter of 2021 and as a result of corporate-wide rebranding, we determined that useful lives for certain of our finite-lived and previously indefinite-lived trade names in our Gaming business segment warranted a change. We first performed an impairment assessment, which indicated that carrying values of these trade names were not impaired. The change in useful life determination was treated as a change in estimate with a $109 million carrying value of these legacy trade names being amortized on a straight-line basis beginning in the fourth quarter of 2021 over twenty months, which materially approximates the expected pattern of use and period over which these legacy trade names are expected to contribute to the future cash flows of their respective asset groups. The incremental expense of this change for the years ended December 31, 2022 and 2021 was $59 million and $10 million, respectively, and recorded in D&A.
We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying value of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying value of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group). Any impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset.

Goodwill
The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2020 to December 31, 2022.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2020	$2,425	$124	$181	$2,730
Acquired goodwill	—	—	191	191
Foreign currency adjustments	(20)	2	(11)	(29)
Balance as of December 31, 2021	2,405	126	361	2,892
Acquired goodwill	—	93	8	101
Foreign currency adjustments	(32)	(6)	(36)	(74)
Balance as of December 31, 2022	$2,373	$213	$333	$2,919
(1) Accumulated goodwill impairment charges for the Gaming segment as of December 31, 2022 were $989 million.
Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed of acquired companies. We test goodwill for impairment annually as of October 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value.
We evaluate goodwill at the reporting unit level by comparing the carrying value of each reporting unit to its fair value using a quantitative impairment test or qualitative assessment, as deemed appropriate. Under the qualitative assessment option, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, which is commonly referred to as “Step 0.” If it is determined that it is not more likely than not that the fair value is less than the carrying value, goodwill is not considered impaired. For reporting units where we perform the quantitative test, we are required to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows and a market approach, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value determined based on the quantitative test, not to exceed the total amount of goodwill allocated to that reporting unit.
We review our operating segments in accordance with ASC 350 to determine reporting units within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have six reporting units: Gaming, U.K. Gaming, Casino Management Systems, Table Products, SciPlay, and iGaming. For business segment information, see Note 3.
Our annual goodwill impairment tests as of October 1, 2022 indicated it was more likely than not that the fair values of each of our reporting units that have goodwill exceeded their respective carrying values.
2020 U.K. Gaming Impairment Charge
As a result of deterioration in business conditions in 2019 and COVID-19 disruptions and global economic uncertainty in 2020, we performed a quantitative goodwill impairment test for our U.K. Gaming reporting unit (part of our Gaming business segment) during the first quarter of 2020. We performed this quantitative impairment test by comparing the fair value of our U.K. Gaming reporting unit to its carrying value, including goodwill. The fair value of our U.K. Gaming reporting unit was determined using a combination of both an income approach, based on the present value of discounted cash flows, and a market approach. Due to market volatility and limited market data points specific to the nature of our U.K. Gaming reporting unit operations, we placed greater weight on the income approach than on the market approach. As a result of this analysis, we recognized an impairment charge of $54 million, which is the amount by which the carrying value exceeded the estimated fair value. This impairment charge resulted in no tax benefit.
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
Software, net consisted of the following:

	As of December 31,
	2022	2021
Software	$1,064	$996
Accumulated amortization	(919)	(879)
Software, net	$145	$117
In the years ended December 31, 2022 and 2021, we capitalized $76 million and $58 million, respectively, of development expenditures.
The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$70	$81	$97
(13) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2022	2021
Compensation and benefits(1)	$113	$122
Accrued interest	44	84
Accrued licenses	27	29
Legal matters	11	27
Contract liabilities (including customer advances, deposits and funds held on behalf of customers)	32	31
Taxes, other than income	11	17
Operating lease liabilities	17	16
Contingent acquisition consideration liabilities	34	3
Other	91	99
Total	$380	$428
(1) Includes $24 million and $30 million in liability classified equity awards as of December 31, 2022 and 2021, respectively.
(14) Leases and Other Commitments
Leases
Our operating leases primarily consist of real estate leases such as offices, warehouses, and research and development facilities. Our leases have remaining lease terms ranging from one year to eleven years, some of which include options to extend the leases for up to three years or to terminate the leases within one year. Our finance leases are immaterial.
Our total operating lease expense was $22 million, $21 million and $23 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of December 31,
	2022	2021
Operating lease right-of-use assets	$49	$51
Accrued liabilities	17	16
Operating lease liabilities	37	40
Total operating lease liabilities	$54	$56
Weighted average remaining lease term, years	4	4
Weighted average discount rate	5%	5%

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20	$19	$19
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$17	$15	$8
Lease liability maturities:

	2023	2024	2025	2026	2027	Thereafter	Less Imputed Interest	Total
Operating leases	$18	$16	$12	$8	$3	$2	$(5)	$54
As of December 31, 2022, we did not have material additional operating leases that have not yet commenced.
Other Commitments
U.S. 401(k) plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2022, 2021 and 2020 amounted to $8 million, $6 million and $3 million, respectively.

(15) Long-Term Debt
Outstanding Debt
The following table reflects our outstanding debt:

	As of December 31,
	2022					2021
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Term Loan B-5	2024	variable	$—	$—	$—	$3,982
SciPlay Revolver	2024	variable	—	—	—	—
LNWI Revolver	2027	variable	—	—	—	—
LNWI Term Loan B	2029	variable	2,189	(30)	2,159	—
LNWI Senior Notes:
2025 Secured Notes	2025	5.000%	—	—	—	1,240
2026 Secured Euro Notes	2026	3.375%	—	—	—	364
2025 Unsecured Notes	2025	8.625%	550	(5)	545	544
2026 Unsecured Euro Notes	2026	5.500%	—	—	—	280
2026 Unsecured Notes	2026	8.250%	—	—	—	1,090
2028 Unsecured Notes	2028	7.000%	700	(7)	693	692
2029 Unsecured Notes	2029	7.250%	500	(5)	495	494
Other	2023	—	2	—	2	4
Total long-term debt outstanding			$3,941	$(47)	$3,894	$8,690
Less: current portion of long-term debt					(24)	(44)
Long-term debt, excluding current portion					$3,870	$8,646
Fair value of debt(1)			$3,867

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
The following reflects the principal amount of debt payments due over the next five years and beyond as of December 31, 2022:

Due	Total Principal Due	Series of Debt	Principal Due per Series of Debt
2023	$24	Term Loan B	$22
		Other	2
2024	22	Term Loan B	22
2025	572	2025 Unsecured Notes	550
		Term Loan B	22
2026	22	Term Loan B	22
2027	22	Term Loan B	22
		Drawn Revolving Credit Facility	—
2028 and beyond	3,279	2028 Unsecured Notes	700
		2029 Unsecured Notes	500
		Term Loan B	2,079
Unamortized deferred financing costs and discount/premium	(47)
Total debt book value as of December 31, 2022	$3,894

Credit Agreement
L&W and certain of its subsidiaries are party to the LNWI Credit Agreement. This credit agreement includes (a) the LNWI Revolver, a revolving credit facility of $750 million that matures April 14, 2027, with up to $350 million available for issuances of letters of credit and (b) the LNWI Term Loan B, a term loan facility with an initial aggregate principal amount of $2,200 million that matures April 14, 2029.
The LNWI Term Loan B amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. LNWI may voluntarily prepay all or any portion of outstanding amounts under the LNWI Credit Agreement at any time, without premium or penalty, subject to redeployment costs in the case of a prepayment of Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) loans on a day that is not the last day of the relevant interest period.
The interest rate for the Term Loan B is either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement), which includes a credit spread adjustment ranging from 10 to 25 basis points, plus 3.00% per annum or (ii) a base rate plus 2.00% per annum. The interest rate for revolver borrowings is either (i) Adjusted Term SOFR Rate (or an alternative benchmark rate for non-US dollar borrowings) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum, with one 0.25% per annum step-up and one 0.25% per annum step-down based on LNWI’s Consolidated Net First Lien Leverage Ratio (as defined in the LNWI Credit Agreement) at the end of future fiscal quarters. LNWI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.30% per annum through maturity, subject to a step-down to 0.25% per annum or a step-up to 0.35% per annum based upon the achievement of certain Consolidated Net First Lien Leverage Ratios.
SciPlay Revolver
SciPlay Games, LLC (“SciPlay Holding”), a subsidiary of SciPlay, entered into the SciPlay Revolver, a $150 million revolving credit agreement that matures in May 2024, by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto (which are all domestic entities that comprise our SciPlay business segment), the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.
The interest rate is either Eurocurrency Rate (as defined in the SciPlay Revolver) plus 2.25% per annum (with one 0.25% leverage-based step-down to the margin and one 0.25% leverage-based step-up to the margin) or ABR (as defined in the SciPlay Revolver) plus 1.25% per annum (with one 0.25% leverage-based step-down to the margin and one 0.25% leverage-based step-up to the margin) at the option of SciPlay Holding. SciPlay Holding is required to pay to the lenders a commitment fee of 0.50% per annum on the average daily unused portion of the revolving commitments through maturity, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. As of December 31, 2022, the commitment fee was 0.375% per annum. The SciPlay Revolver provides for up to $15 million in letter of credit issuances.
On February 28, 2022, SciPlay entered into Amendment No. 2 to the SciPlay Revolver, that among other things, (i) amended certain interest rate provisions related to Sterling-denominated revolving loans, (ii) increased SciPlay’s capacity to acquire non-loan parties and (iii) allowed for the acquisition of Alictus (see Note 10).
2028 and 2029 Unsecured Notes
On November 26, 2019, LNWI issued $700 million in aggregate principal amount of its 2028 Unsecured Notes and $500 million in aggregate principal amount of its 2029 Unsecured Notes. We used the net proceeds of the 2028 Unsecured Notes and the 2029 Unsecured Notes, together with cash on hand and borrowings under the revolving credit facility, to redeem $1,444 million in previously outstanding notes and pay accrued and unpaid interest thereon plus related premiums, fees, and costs, which redemption was completed on December 12, 2019, and to pay related fees and expenses of the offering.
2025 Unsecured Notes
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering and received total net proceeds of $543 million. We used a portion of the net proceeds to redeem $341 million of previously outstanding notes and pay accrued and unpaid interest thereon plus related premiums, fees and costs, which redemption was completed on July 17, 2020, and used the remaining net proceeds to fund working capital and general corporate purposes.

The following table sets forth the date of the indenture, redemption prices and dates and ranking, guarantees and collateral for each of our outstanding series of notes:

Series of Notes	Indenture Date	Redeemable at Make Whole Price Prior To(1)	Ranking, Guarantees and Collateral
2025 Unsecured Notes	July 1, 2020	July 1, 2022	Senior Unsecured
2028 Unsecured Notes	November 26, 2019	May 15, 2023	Senior Unsecured
2029 Unsecured Notes	November 26, 2019	November 15, 2024	Senior Unsecured

(1) Refers to the date prior to which such series of notes may be redeemed at a redemption price equal to 100% of the principal amount of such notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. On or after such date, such notes may be redeemed at the prices specified in the indenture governing such notes.

Ranking, Guarantees and Collateral
Borrowings under the LNWI Credit Agreement are senior secured obligations of LNWI, rank equally to all of LNWI’s existing and future senior debt and rank senior to all of LNWI’s existing and future senior subordinated debt, if any. The Unsecured Notes are senior unsecured obligations of LNWI, rank equally to all of LNWI’s existing and future senior debt and rank senior to all of LNWI’s existing and future senior subordinated debt, if any.
Borrowings under the LNWI Credit Agreement and the Senior Notes are guaranteed by us and each of our current and future direct and indirect wholly owned domestic subsidiaries (other than LNWI, the unrestricted business entities comprising our SciPlay business segment and certain immaterial subsidiaries), subject to certain customary exceptions as set forth in the LNWI Credit Agreement and the indentures governing such notes. Borrowings under the LNWI Credit Agreement and the Senior Notes are structurally subordinated to all of the liabilities of our Non-Guarantor Subsidiaries.
The obligations under the LNWI Credit Agreement are secured by a first priority lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of LNWI and the other guarantors, and (2) 100% of the capital stock (or other equity interests) of the direct domestic subsidiaries of L&W, LNWI and the guarantors and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of L&W, LNWI and the guarantors, in each case, subject to certain customary exceptions.
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
Restrictive Covenants
The credit facilities are subject to customary affirmative and negative covenants as well as a financial covenant. The financial covenant in the LNWI Credit Agreement is solely for the benefit of the revolving facility, is tested at the end of each fiscal quarter if the outstanding borrowings (excluding up to $5 million of undrawn letters of credit and any cash collateralized letters of credit) under the revolving facility exceed 30% of the commitments under the revolving facility, and requires that L&W and its Restricted Subsidiaries not be in excess of a maximum Consolidated Net First Lien Leverage Ratio of 4.50:1.00. Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum Total Net Leverage Ratio not to exceed 2.50x and maintain a minimum Fixed Charge Coverage Ratio of no less than 4.00x.
Failure to comply with any of the covenants in these agreements could result in a default under these agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and, in the case of the LNWI Credit Agreement or SciPlay Revolver, to foreclose upon any collateral securing such debt.
We were in compliance with the financial covenants under our debt agreements as of December 31, 2022.
Debt Issuance Costs and Loss on Debt Financing Transactions
We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method. The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with the new credit agreement in April 2022, we capitalized $44 million in financing costs, $33 million of which were presented as a reduction to long-term debt and $11 million were related to our revolving facility and included in other assets on our consolidated balance sheets.

The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2022	2021	2020
Repayment of principal balance at premium	$90	$—	$—
Unamortized debt (premium) discount and deferred financing costs, net	57	—	—
Third party debt issuance fees	—	—	1
Total loss on debt financing transactions	$147	$—	$1
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
Derivative Financial Instruments
As of and for the year ended December 31, 2022, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of December 31, 2022. These hedges mature in April 2027.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we paid. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We paid interest at a weighted-average fixed rate of 2.4418% and received interest at a variable rate equal to one-month LIBOR. The total notional amount of these interest rate swaps was $800 million. These hedges matured in February 2022.
Our hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation in the variable rates associated with our variable rate debt. We qualitatively monitor the effectiveness of these hedges on a quarterly basis. As a result of the effective matching of the critical terms on our variable rate interest expense being hedged to the hedging instruments being used, we expect these hedges to remain highly effective.
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
The following table shows the gains (losses) and interest expense on our interest rate swap contracts:

	Year Ended December 31,
	2022	2021	2020
Gains (losses) recorded in accumulated other comprehensive loss, net of tax	$27	$14	$(6)
Interest expense recorded related to interest rate swap contracts	7	19	15

We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Total interest expense which reflects the effects of cash flow hedges	$(327)	$(478)	$(503)
Hedged item	(17)	(20)	(20)
Derivative designated as hedging instrument	10	1	5
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
The following table shows the fair value of our hedges:

		As of December 31,
	Balance Sheet Line Item	2022	2021
Interest rate swaps(1)(2)	Accrued liabilities	$—	$3
Interest rate swaps(1)(3)	Other assets	30	—
Cross-currency interest rate swaps(1)(4)	Other assets	—	42
(1) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
(2) Contracts matured in February 2022. Gain of $19 million and loss of $6 million for the years ended December 31, 2021 and 2020, respectively, are reflected in Derivative financial instrument unrealized gain (loss) in Other comprehensive income (loss).

(3) Contracts mature in April 2027. Gain of $30 million for the year ended December 31, 2022, is reflected in Derivative financial instrument unrealized gain (loss) in Other comprehensive income (loss).

(4) Gain of $4 million, gain of $28 million, and loss of $27 million for the years ended December 31, 2022, 2021 and 2020, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive income (loss).

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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2021 to December 31, 2022.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2021	$51	$3	$48
Additions	30
Payments	(23)
Fair value adjustments(1)	21
Balance as of December 31, 2022	$79	$34	$45
(1) Amount included in Restructuring and other (see Note 5).

Marketable Securities
As part of our divestiture of the Sports Betting Business, we received approximately 2.3 million shares of Class A common stock of Endeavor, with a fair value of $46 million as of the transaction date. The inputs used to measure the fair value of these shares were categorized as Level 1 in the fair value hierarchy, as quoted prices in an active market were available at the measurement date. The Endeavor stock was sold in the fourth quarter of 2022 for $48 million.
(17) Stockholders’ Equity (Deficit)
The following reflects total stock-based compensation expense recognized under all programs:

	Year Ended December 31,
	2022	2021	2020
Related to L&W stock options	$1	$31	$8
Related to L&W RSUs	56	75	26
Related to SciPlay RSUs	12	7	22
Total(1)	$69	$113	$56

(1) The years ended December 31, 2022 and 2021 include $24 million and $34 million, respectively, classified as liability awards.
The following table sets forth the change in the number of shares of common stock outstanding during the fiscal years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Shares outstanding as of beginning of period	97	95
Shares issued as part of equity-based compensation plans and the employee stock purchase plan (“ESPP”), net of shares surrendered	1	2
Shares repurchased into treasury stock	(7)	—
Shares outstanding as of end of period	91	97
Series A Junior Participating Preferred Stock and Rights Agreement
Under our 2018 Amended and Restated Rights Agreement (which amended the rights agreement between L&W and American Stock Transfer & Trust Company, LLC) (the “Rights Agreement”), we reserved for issuance 20,000 shares of Series A Junior Participating Preferred Stock (“Preferred Stock”), par value $.001 per share, upon the exercise of rights under our Amended and Restated Rights Agreement. The Amended and Restated Rights Agreement provides for a dividend of one preferred share purchase right (“Right”) for each share of common stock of L&W. Each Right entitles the holder to purchase one ten-thousandth of a share of Series A Junior Preferred Stock for a purchase price of $109.00, subject to adjustment as provided in the Amended and Restated Rights Agreement.
The Amended and Restated Rights Agreement was extended to expire on June 19, 2023 (subject to earlier expiration as described in the Rights Agreement). The Board submitted such amendment extending the Rights Agreement for ratification by a vote by the Company’s stockholders at the Company’s 2021 annual stockholders’ meeting, and it was approved by the affirmative vote of holders of a majority of outstanding shares of common stock of L&W entitled to vote thereon. As of December 31, 2022, no shares of Preferred Stock were outstanding and no Rights were exercised.
L&W Stock-Based and Other Incentive Compensation
Pursuant to our incentive stock plans we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. We also offer an ESPP, which allows for a total of up to 2 million shares of common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months, and shares are purchased on the last day of the offering period at a 15% discount to the stock’s market value. For offering periods in 2022, 2021 and 2020, we issued approximately 50,000, 40,000 and 80,000 shares of common stock, respectively, at average prices of $44.08, $60.09 and $19.55 per share, respectively.
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
We recognize expense for stock-based compensation plans based on the estimated grant date fair value of the related awards in accordance with ASC 718. Stock options are granted with exercise prices that are not less than the fair market value of our common stock on the date of grant. We periodically grant certain stock-based awards that are contingent upon L&W or certain of our subsidiaries achieving certain pre-determined financial performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period. Determining the probability of achieving a performance target requires estimates and judgment.
As of December 31, 2022, we had approximately 27 million shares of common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the “2003 Plan”) (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2022, we had approximately 5 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan.
Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2022 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2021	2.0	5.3	$33.59	$68
Granted	—	—	$57.67	$—
Exercised	(0.1)	—	$25.94	$3
Cancelled	(0.1)	—	$22.69	$—
Options outstanding as of December 31, 2022	1.8	3.5	$34.40	$45
Options exercisable as of December 31, 2022	1.8	3.5	$34.35	$44
Options expected to vest as of December 31, 2022	0.1	7.2	$37.49	$1
The weighted-average grant date fair value of options granted during 2022, 2021 and 2020 was $57.67, $74.16 and $35.41, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2022, 2021 and 2020 was approximately $3 million, $7 million and $6 million respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2022	2021	2020
Assumptions:
Expected volatility	71%	74%	75%
Risk-free interest rate	3.01%	0.96%	0.36%
Dividend yield	—	—	—
Expected life (in years)	6	6	6
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
At December 31, 2022, we had $1 million of unrecognized stock-based compensation expense relating to unvested stock options that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2022, we received $3 million in cash from the exercise of stock options.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2022 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	2.7	$32.03
Granted	1.8	$56.88
Vested	(2.0)	$38.91
Cancelled	(0.8)	$38.23
Unvested RSUs as of December 31, 2022	1.7	$46.66
The weighted-average grant date fair value of RSUs granted during 2022 and 2021 was $56.88 and $55.64, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At December 31, 2022, we had $48 million of unrecognized stock-based compensation expense relating to unvested RSUs amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $118 million, $88 million and $17 million, respectively.
SciPlay Stock-Based Compensation
In 2019, SciPlay adopted the SciPlay Long-Term Incentive Plan (“SciPlay LTIP”). The SciPlay LTIP authorizes the issuance of up to 6.5 million shares of SciPlay’s Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock, RSUs, stock appreciation rights and performance-based awards. As of December 31, 2022, there were a total of 2.0 million time-based and performance-based SciPlay RSUs outstanding with an average grant price of $13.56 per share of SciPlay Class A common stock. As of December 31, 2022, SciPlay had $22 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.5 years.
Share Repurchase Programs
On March 1, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of shares of our outstanding common stock. Repurchases may be made at the discretion of the Transaction Committee of the Board of Directors through one or more open market transactions, privately negotiated transactions, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, or a combination of the foregoing. During the year ended December 31, 2022, we repurchased 7.0 million shares of common stock under the program at an aggregate cost of $405 million.
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of shares of its outstanding Class A common stock. Repurchases may be made at the discretion of the Board of Directors or the Transaction Committee of the Board of Directors of SciPlay through one or more open market transactions, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial arrangements or other arrangements. During the year ended December 31, 2022, SciPlay repurchased 2.7 million shares of Class A common stock under the program at an aggregate cost of $37 million.

(18) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of other comprehensive loss are presented below:

	Foreign Currency Items	Derivative Financial Instruments(1)	Unrecognized pension benefit costs, net of taxes(2)	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(256)	$(11)	$(25)	$(292)
Change during period	85	(6)	(5)	74
Reclassified into operations	—	—	—	—
Balance at December 31, 2020	$(171)	$(17)	$(30)	$(218)
Change during period	(74)	14	17	(43)
Reclassified into operations	—	—	—	—
Balance at December 31, 2021	$(245)	$(3)	$(13)	$(261)
Change during period	(158)	27	—	(131)
Reclassified into operations(3)	61	—	13	74
Balance at December 31, 2022	$(342)	$24	$—	$(318)

(1) The change during the period is net of income taxes of $7 million, $15 million and $0 million in 2022, 2021 and 2020, respectively.
(2) The change during the period is net of income taxes of $3 million, $5 million and $0 million in 2022, 2021 and 2020, respectively.
(3) Reclassifications are due to the sales of discontinued operations (see Note 2).
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
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each taxpaying jurisdiction. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $68 million has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized; however, the amount of the DTAs considered realizable could be adjusted if estimates of future taxable income during the carry forward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
COVID-19 disruptions significantly impacted certain segments of our business, particularly during 2020 and 2021. We considered the COVID-19 disruptions in our ability to realize deferred tax assets in the future and determined that such conditions did not change our overall valuation allowance positions. Additionally, we continue to monitor and evaluate the tax implications resulting from any existing and forthcoming legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.
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
The components of net loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$(191)	$(309)	$(631)
Foreign	28	15	(173)
Net loss from continuing operations before income tax expense	$(163)	$(294)	$(804)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
Current
U.S. Federal	$3	$(58)	$6
U.S. State	1	1	(1)
Foreign	38	10	6
Total	42	(47)	11
Deferred
U.S. Federal	3	(222)	(4)
U.S. State	1	(46)	(4)
Foreign	(33)	(3)	(6)
Total	(29)	(271)	(14)
Total income tax expense (benefit)	$13	$(318)	$(3)
The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Foreign earnings at rates different than U.S. federal rate	(0.9)%	(2.9)%	0.3%
Valuation allowance adjustments	6.3%	86.3%	(17.1)%
Permanent items	0.7%	(1.4)%	(1.5)%
Earnings from consolidated subsidiaries	(4.3)%	0.9%	(0.4)%
Tax benefits from intraperiod tax allocation to discontinued operations	(29.8)%	—%	—%
Tax credits	1.6%	2.4%	—%
Goodwill impairments	—%	—%	(1.5)%
Other	(2.6)%	2.1%	(0.3)%
Effective income tax rate	(8.0)%	108.4%	0.5%
Our 2022 effective tax rate was impacted by not benefiting from year-to-date losses in continuing operations in accordance with the intraperiod tax expense (benefit) allocation rules as generally prescribed under ASC 740-20. Our 2021 and 2020 effective tax rates were impacted by changes in global valuation allowances totaling $(253) million and $138 million, respectively, against net DTAs in various jurisdictions. In 2020 we recorded a $54 million goodwill impairment for our U.K. Gaming reporting unit, which resulted in a 1.5% decrease in our effective tax rate.
The Divestitures are estimated to generate approximately $674 million of net cash taxes, after usage of tax attributes. Of this amount, $641 million was paid in the year ended December 31, 2022 with the remainder expected to be paid in 2023.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	As of December 31,
	2022	2021
Deferred tax assets:
Reserves and other accrued expenses	$87	$99
Net operating loss carry forwards	77	352
Tax credit carry forwards	1	48
Capitalized research and development expenditures	32	—
Interest limitation carry forwards	21	66
Stock compensation	21	26
Property and equipment	17	17
Differences in financial reporting and tax basis for:
Other	17	27
Less: Valuation allowance	(68)	(60)
Realizable deferred tax assets	205	575
Deferred tax liabilities:
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(131)	(190)
Property and equipment	(26)	(47)
Other	(21)	(24)
Total deferred tax liabilities	(178)	(261)
Net deferred tax asset on balance sheet	$27	$314
At December 31, 2022, we had the following NOL, interest limitation, R&D credit, and state tax credit carry forwards:

	December 31, 2022
	Federal	State	Foreign
NOL carry forwards	$—	$518	$161
Interest limitation carry forwards	—	35	58
R&D and state credit carry forwards	—	1	—
The state and foreign NOL carry forwards can be carried forward for periods that vary from three years to indefinitely. R&D tax credit carry forwards will expire through 2041, and state tax credits expire through 2025. The interest limitation carry forwards can be carried forward indefinitely in all applicable jurisdictions in which we have them available.
At December 31, 2022 and 2021, we had the following valuation allowances:

	December 31,
	2022	2021
Federal	$10	$15
State	26	22
Foreign	32	23
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that DTLs are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) required the Company to compute a tax on previously undistributed earnings and profits of its foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The repatriation of such amounts in the future should generally be exempt from income taxes in the U.S. (as a result of the Tax Act) and in those jurisdictions that have a similar territorial system of taxation. Substantially all of our current year foreign cash flows are not intended to be indefinitely reinvested offshore, and therefore the tax effects of repatriation (including applicable withholding taxes) of such cash flows are provided for in our financial reporting.

Unrecognized Tax Benefits
The total amount of unrecognized tax benefits (“UTBs”) as of December 31, 2022 was $73 million. Of this amount, $73 million, if recognized, would be included in our Consolidated Statements of Operations and have an impact on our effective tax rate. We do not expect any material changes in unrecognized tax benefits before December 31, 2023.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amounts recognized for interest and penalties during the years ended December 31, 2022, 2021 and 2020 were not material.
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are generally not subject to examination for periods prior to December 31, 2018; however, as we utilize our NOLs, prior periods can be subject to examination. There are no ongoing material U.S. federal, state, local or non-U.S. examinations by tax authorities.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$29	$30	$28
Tax positions related to current year additions	43	—	1
Additions for tax positions of prior years	1	—	2
Tax positions related to prior years reductions	—	(1)	—
Reductions due to lapse of statute of limitations on tax positions	—	—	(1)
Balance at end of period	$73	$29	$30
(20) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $11 million and $27 million for all of our legal matters that were contingencies as of December 31, 2022 and 2021, respectively.
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
Colombia litigation
Our subsidiary, LNWI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors, “Ecosalud”), an agency of the Colombian government. The contract provided for a penalty against Wintech, LNWI and the other shareholders of Wintech of up to $5 million if certain levels of lottery sales were not achieved. In addition, LNWI delivered to Ecosalud a $4 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech’s exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, LNWI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. LNWI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the “Tribunal”), which upheld both resolutions. LNWI appealed each decision to the Council of State. In May 2012, the Council of State upheld the contract default resolution, which decision was notified to us in August 2012. In October 2013, the Council of State upheld the liquidation resolution, which decision was notified to us in December 2013.
In July 1996, Ecosalud filed a lawsuit against LNWI in the U.S. District Court for the Northern District of Georgia asserting many of the same claims asserted in the Colombia proceedings, including breach of contract, and seeking damages. In March 1997, the District Court dismissed Ecosalud’s claims. Ecosalud appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The Court of Appeals affirmed the District Court’s decision in 1998.
In June 1999, Ecosalud filed a collection proceeding against LNWI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied LNWI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). LNWI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, LNWI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, LNWI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022. On May 24, 2022, the case was transferred from the Council of State to the Tribunal for further proceedings. On August 18, 2022, LNWI filed a constitutional challenge to the Council of State’s December 10, 2020 decision with that court, which was denied on October 7, 2022. On December 7, 2022, LNWI filed an appeal from the denial of the constitutional challenge, which is pending.
LNWI believes it has various defenses, including on the merits, against Ecosalud’s claims. Although we believe these claims will not result in a material adverse effect on our consolidated results of operations, cash flows or financial position, it is not feasible to predict the final outcome, and we cannot assure that these claims will not ultimately be resolved adversely to us or result in material liability.
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
Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against L&W in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing L&W’s online social casino games, including but not limited to Jackpot Party® Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, L&W filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. L&W filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against L&W, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, L&W filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On June 17, 2021, the district court denied that motion, and on June 23, 2021, L&W filed a notice of appeal from the district court’s denial of that motion, and also filed a motion to stay all district court proceedings, pending the appeals court’s ruling on the Company’s arbitration appeal. On November 23, 2021, we entered into an agreement in principle to settle the lawsuit for the amount of $25 million. On December 3, 2021, the district court granted a joint motion to stay appellate proceedings until final approval by the district court of the parties’ settlement. On January 18, 2022, the parties executed a settlement agreement, and plaintiff filed an unopposed motion for preliminary approval of the parties’ proposed settlement agreement. On January 19, 2022, the district court granted preliminary approval to the parties’ proposed settlement. On August 12, 2022, the district court gave its final approval to the settlement. On August 18, 2022, the court entered judgment and dismissed the action with prejudice. Although the case was brought against Light & Wonder, pursuant to the Intercompany Services Agreement, SciPlay fully paid the settlement previously accrued in the amount of $25 million during the third quarter of 2022, due to the matter arising as a result of their business.
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a SG Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to Plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. The district court denied that motion for summary judgment on September 20, 2021. On January 13, 2023, the district court entered an order requiring, among other things, that the plaintiffs make a formal written settlement demand by January 20, 2023, that the defendants respond to that demand in writing by January 27, 2023, and that the parties file a status report by January 31, 2023 confirming that they have complied with the district court’s order. On January 31, 2023, the parties filed a joint status report confirming that they have complied with the district court’s order to make and respond to a formal written demand. We are unable at this time to estimate a range of reasonably possible losses above the amount we have accrued for this matter due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings in the district court, and on any appeal therefrom.

Tonkawa Tribe Matter
On September 3, 2020, the Tonkawa Tribe of Indians of Oklahoma d/b/a Tonkawa Enterprises filed a putative class action complaint in the United States District Court for the District of Nevada against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. On October 5, 2020, the plaintiff filed a first amended complaint to add Cow Creek Band of Umpqua Tribe of Indians and the Umpqua Indian Development Corp., d/b/a Seven Feathers Casino as a plaintiff. On October 26, 2020, the plaintiffs filed a second amended complaint. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for card shufflers sold or leased to regulated casinos in the United States. The plaintiffs seek to represent a putative class of all regulated United States casinos directly leasing or purchasing card shufflers from the defendants on or after April 1, 2009. The complaint seeks unspecified money damages, the award of plaintiff’s costs of suit, including reasonable attorneys’ fees and expert fees, and the award of pre-judgment and post-judgment interest. On November 19, 2020, the defendants filed a motion to dismiss plaintiffs’ second amended complaint or, in the alternative, to compel arbitration of plaintiffs’ claims. On November 20, 2020, Plaintiffs filed a motion for partial summary judgment, seeking a finding that defendants are collaterally estopped from re-litigating issues litigated in the 2018 litigation versus Shuffle Tech International Corp., Aces Up Gaming, and Poydras-Talrick Holdings. On August 27, 2021, the Nevada district court entered an order transferring the lawsuit to the United States District Court for the Northern District of Illinois. On May 19, 2022, the Illinois district court granted defendants’ motion to compel arbitration of plaintiffs’ individual claims; stayed all proceedings in the lawsuit pending resolution of the arbitral process; and accordingly dismissed all pending motions without prejudice as moot. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Giuliano and Rancho’s Club Casino Matter
On September 4, 2020, Alfred T. Giuliano, as liquidation trustee for RIH Acquisition NJ, LLC d/b/a The Atlantic Club Casino Hotel filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the Defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiff’s costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On September 8, 2020, Rancho’s Club Casino, Inc., d/b/a Magnolia House Casino filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiff asserts federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiff alleges that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiff seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiff’s costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest.
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
Casino Queen Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Boorn Matter
On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against L&W, SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff seeks to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of chips, in a 24-hour period, playing SciPlay’s online social casino games. The complaint asserts claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and seeks unspecified money damages, the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, the plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit. On November 17, 2022, the plaintiff filed an arbitration demand against defendants before the American Arbitration Association, pursuant to which she seeks declaratory judgments that (1) SciPlay’s online social casino games constitute gambling under Kentucky law, and (2) SciPlay’s terms of service are void under Kentucky law. On January 12, 2023, the respondents filed their answering statement to plaintiff’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. Respondent’s answering statement is not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. Respondent’s answering statement is not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

SCHEDULE II
LIGHT & WONDER, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020
(in millions)

Allowance for credit losses	Balance at beginning of period	Additions	Deductions(1)	Balance at end of period
Year Ended December 31, 2022	$54	2	(16)	$40
Year Ended December 31, 2021	$81	(2)	(25)	$54
Year Ended December 31, 2020	$37	56	(12)	$81
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

Tax-related valuation allowance	Balance at beginning of period	Additions / (deductions)	Balance at end of period
Year Ended December 31, 2022	$60	8	$68
Year Ended December 31, 2021	$298	(238)	$60
Year Ended December 31, 2020	$189	109	$298

3. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 30, 2013, entered into by and among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), SG California Merger Sub, Inc. and WMS Industries Inc. (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on February 5, 2013).

2.2
Agreement and Plan of Merger, dated as of August 1, 2014, by and among the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), Scientific Games Nevada, Inc. and Bally Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on August 4, 2014).

2.3
Arrangement Agreement, dated as of September 20, 2017, among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Bally Gaming And Systems UK Limited and NYX Gaming Group Limited (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on September 21, 2017).

2.4
First Amendment to Arrangement Agreement, dated as of November 21, 2017, among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Bally Gaming And Systems UK Limited and NYX Gaming Group Limited (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on November 27, 2017).

2.5
Agreement and Plan of Merger, dated as of September 18, 2017, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and SG Nevada Merger Company, a Nevada corporation and a wholly owned subsidiary of Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on September 18, 2017).

2.6
Equity Purchase Agreement, dated as of September 27, 2021, by and among Scientific Games Corporation, Endeavor Operating Company, LLC and Endeavor Group Holdings, Inc. (solely for the purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation's (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on September 28, 2021).

2.7
Equity Purchase Agreement, dated as of October 27, 2021, by and between Scientific Games Corporation and BCP Acquisitions LLC (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation's (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on October 28, 2021).

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

4.1
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on November 26, 2014).

4.2
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on November 26, 2014).

4.3
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.4
Supplemental Indenture, dated as of February 14, 2017, among Scientific Games International, as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on February 14, 2017).

4.5
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

4.6
Supplemental Indenture, dated as of January 10, 2018, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), the subsidiary guarantors party thereto, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, as amended and supplemented, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.6 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on January 10, 2018).

4.7
Amended and Restated Rights Agreement, dated as of January 10, 2018, between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and American Stock Transfer & Trust Company, LLC which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) as Exhibit A, the Form of Right Certificate as Exhibit B, the Summary of Rights to Purchase Shares of Preferred Stock of Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) as Exhibit C and a the Form of Consent to Jurisdiction as Exhibit D (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on January 10, 2018).

4.8
Amendment to Amended and Restated Rights Agreement, dated as of June 16, 2020, to the Amended and Restated Rights Agreement, dated as of January 10, 2018, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on June 19, 2020).

4.9
Indenture, dated as of November 26, 2019, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on November 26, 2019).

4.10
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.) as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.47 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K filed on February 18, 2020).

4.11
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., (as predecessor to Light & Wonder International, Inc.) as issuer, SGI Lottery LLC and the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.43 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the year ended December 31, 2020).

4.12
Indenture, dated as of November 26, 2019, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on November 26, 2019).

4.13
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.) as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.49 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K filed on February 18, 2020).

4.14
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.46 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the year ended December 31, 2020).

4.15
Indenture, dated as of July 1, 2020, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Deutsche Bank Trust Company Americas, as trustee, and the other guarantors party thereto, relating to the 8.625 % Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on July 1, 2020).

4.16
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc, as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625 % Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.48 to Scientific Games Corporation’s (as predecessor to Light & Wonder International, Inc.) Annual Report on Form 10-K for the year ended December 31, 2020).

4.17
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625% Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.18
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.6 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.19
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.7 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.20
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented relating to the 8.625% Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.), Current Report on Form 8-K filed on October 1, 2021).

4.21
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.6 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on October 1, 2021).

4.22
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.7 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on October 1, 2021).

4.23
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625% Senior Unsecured Notes due 2025. (incorporated by reference to Exhibit 4.64 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

4.24
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028.(incorporated by reference to Exhibit 4.68 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

4.25
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029. (incorporated by reference to Exhibit 4.69 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

4.26
Supplemental Indenture, dated as of April 27, 2022, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, L&W Merger Sub, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.1 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

4.27
Supplemental Indenture, dated as of April 27, 2022, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, L&W Merger Sub, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

4.28
Supplemental Indenture, dated as of April 27, 2022, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, L&W Merger Sub, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625% Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.3 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

4.29	Description of Securities.(†)

10.1
Credit Agreement, dated as of April 14, 2022, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as the borrower, Light & Wonder, Inc., as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on April 15, 2022).

10.2
Escrow Credit Agreement, dated as of October 1, 2014, among SGMS Escrow Corp., the several lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on October 7, 2014).

10.3
Guarantee and Collateral Agreement, dated as of October 18, 2013, by and among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), the guarantor parties named therein and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on October 18, 2013).

10.4
Collateral Agreement, dated as of November 21, 2014, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on November 26, 2014).

10.5
Amendment No. 1, dated as of February 14, 2017, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, relating to the Collateral Agreement, dated as of November 21, 2014 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on February 14, 2017).

10.6
Stockholders’ Agreement, dated as of September 6, 2000, by and among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), (formerly known as Autotote Corporation), Pivot Buyer LLC (as successor-in-interest to Section 5 under the agreement to MacAndrews & Forbes Incorporated (formerly known as Mafco Holdings Inc.) (“MacAndrews”) (as successor-in-interest under the agreement to Cirmatica Gaming S.A.)), The Oak Fund, Peconic Fund Ltd. Ramius Securities, LLC, and Olivetti International S.A. (incorporated by reference to Exhibit 10.38 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.7
Supplemental Stockholders’ Agreement, dated as of June 26, 2002, among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Pivot Buyer LLC (as successor-in-interest to MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.)) (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8
Letter Agreement, dated as of October 10, 2003, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Pivot Buyer LLC (as successor-in-interest to MacAndrews further supplementing the Stockholders’ Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.9
Letter Agreement dated February 15, 2007 between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Pivot Buyer LLC (as successor-in-interest to MacAndrews) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on February 16, 2007).

10.10
Agreement, dated as of September 11, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and MacAndrews & Forbes Incorporated (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.11
Agreement, dated as of September 11, 2020, by and among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Pivot Buyer LLC (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.12
Share Purchase Agreement, dated as of April 26, 2011, by and among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13
Tax Receivable Agreement, dated May 7, 2019, by and among SciPlay Corporation, SciPlay Parent Company, LLC and each of the Members (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on May 8, 2019).

10.14
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Amended and Restated 2003 Incentive Compensation Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporations (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on June 11, 2021).*

10.15
1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.16
Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on December 3, 2010).*

10.17
Omnibus Amendment of Compensation and Benefit Plans, effective January 10, 2018, to amend the Plans, as defined therein, to reflect the merger of Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), a Delaware corporation (“Parent”) into SG Nevada Merger Company, a Nevada corporation and a wholly owned subsidiary of Parent (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.18
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Change in Control Protection Plan, adopted as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on August 25, 2020).*

10.19
Amended and Restated Employment Agreement, dated as of October 15, 2021, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Constance P. James (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ending September 30, 2021).*

10.20
Retention Letter, dated as of September 7, 2022, by and between Light & Wonder, Inc. and Constance P. James (incorporated by reference to Exhibit 10.3 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*

10.21
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Amended and Restated 2016 Employee Stock Purchase Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on June 11, 2021).*

10.22
Amended and Restated Employment Agreement, dated as of February 5, 2021 (effective as of June 1, 2021), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Barry Cottle (incorporated by reference to Exhibit 10.52 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the year ended December 31, 2020).*

10.23
Agreement and General Release, dated as of August 30, 2022, by and between Light & Wonder, Inc. and Barry L. Cottle (incorporated by reference to Exhibit 10.2 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*

10.24
Employment Agreement, dated as of August 2, 2021 (effective as of September 1, 2021), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and James Sottile (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.25
Amended and Restated Employment Agreement, dated as of January 1, 2019, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Patrick J. McHugh (incorporated by reference to Exhibit 10.55 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the year ended December 31, 2018).*

10.26
Amendment to Employment Agreement, dated as of February 26, 2020 (effective as of January 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Patrick J. McHugh (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.27
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Patrick J. McHugh (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.28
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Patrick J. McHugh (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.29
Amendment to Employment Agreement, dated as of September 15, 2021, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Patrick J. McHugh (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*

10.30
Senior Executive Divestiture Retention Program Letter, dated as of February 22, 2022, by and between Light & Wonder, Inc. and Patrick J. McHugh (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*

10.31
Employment Agreement, dated as of July 6, 2019 (effective as of March 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.32
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.33
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.34
Amendment to Employment Agreement, dated as of July 24, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.35	Amendment to Employment Agreement, dated as of November 14, 2022 (effective as of October 10, 2022), by and between Light & Wonder, Inc. and Matthew Wilson.*(†)

10.36
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Jamie Odell (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.37
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Antonia Korsanos (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.38	Amended and Restated Employment Agreement, dated as of October 10, 2022, by and between Light & Wonder, Inc. and Siobhan Lane.*(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019), for awards granted in 2021 or later (incorporated by reference to Exhibit 99.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

99.2
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.10 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the year ended December 31, 2014).*

99.3
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.11 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the year ended December 31, 2014).*

99.4
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan, for awards granted prior to 2021 (incorporated by reference to Exhibit 99.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 30, 2018).*

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
** Furnished herewith.
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

March 1, 2023	LIGHT & WONDER, INC.
	By:	/s/ Constance P. James
Constance P. James, Executive Vice President, Chief Financial Officer, Treasurer, Corporate Secretary, and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2023.

Signature	Title

/s/ Matthew R. Wilson	President and Chief Executive Officer and Director (principal executive officer)
Matthew R. Wilson

/s/ Constance P. James	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer and principal accounting officer)
Constance P. James

/s/ Jamie R. Odell	Executive Chair of the Board of Directors and Director
Jamie R. Odell

/s/ Antonia Korsanos	Executive Vice Chair of the Board of Directors and Director
Antonia Korsanos

/s/ Hamish McLennan	Director
Hamish McLennan

/s/ Stephen Morro	Director
Stephen Morro

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Virginia E. Shanks	Director
Virginia E. Shanks

/s/ Timothy Throsby	Director
Timothy Throsby

/s/ Maria T. Vullo	Director
Maria T. Vullo

/s/ Kneeland C. Youngblood	Director
Kneeland C. Youngblood