Form 10-Q
period 2023-03-31
Light & Wonder, Inc.
filed 2023-05-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common stock outstanding as of May 4, 2023 was 91,118,431.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2023

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2022 10-K	2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by LNWI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CMS	casino-management system
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020), the resulting pandemic and the associated impacts on the macroeconomic environment in general and our business environment specifically
D&A	depreciation, amortization and impairments (excluding goodwill)
Divested Businesses or Divestitures	The Lottery Business and Sports Betting Business combined or the sales of these, as appropriate within the context
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
LNWI Credit Agreement
That certain credit agreement, dated as of April 14, 2022, among LNWI, as the borrower, L&W, as a guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender, BofA Securities, Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Fifth Third Bank, National Association, Barclays Bank PLC, Citizens Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Truist Securities, Inc., Credit Suisse Loan Funding LLC and Macquarie Capital (USA) Inc. as Lead Arrangers and Joint Bookrunners, as amended, restated, amended and restated, supplemented or otherwise modified from time to time

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

Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
R&D	research and development
RSU	restricted stock unit
SciPlay	SciPlay Corporation
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes or Unsecured Notes	refers to the 2025 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively

SG&A	selling, general and administrative
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
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
•resulting pricing variations and other impacts if our common stock is listed to trade on more than one stock exchange;
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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2022 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Services	$477	$431
Product sales	193	141
Total revenue	670	572
Operating expenses:
Cost of services(1)	108	90
Cost of product sales(1)	94	70
Selling, general and administrative	192	175
Research and development	54	53
Depreciation, amortization and impairments	101	108
Restructuring and other	19	36
Operating income	102	40
Other (expense) income:
Interest expense	(75)	(116)
Gain on remeasurement of debt and other	—	7
Other (expense) income, net	(1)	5
Total other expense, net	(76)	(104)
Net income (loss) from continuing operations before income taxes	26	(64)
Income tax benefit (expense)	1	(3)
Net income (loss) from continuing operations	27	(67)
Net income from discontinued operations, net of tax	—	95
Net income	27	28
Less: Net income attributable to noncontrolling interest	5	2
Net income attributable to L&W	$22	$26
Per Share - Basic:
Net income (loss) from continuing operations	$0.24	$(0.72)
Net income from discontinued operations	—	0.98
Net income attributable to L&W	$0.24	$0.26
Per Share - Diluted:
Net income (loss) from continuing operations	$0.23	$(0.72)
Net income from discontinued operations	—	0.98
Net income attributable to L&W	$0.23	$0.26
Weighted average number of shares used in per share calculations:
Basic shares	91	97
Diluted shares	93	97

(1) Excludes D&A.

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$27	$28
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	13	(32)
Derivative financial instruments unrealized (loss) gain, net of tax	(7)	3
Other comprehensive income (loss) from continuing operations	6	(29)
Other comprehensive loss from discontinued operations	—	(8)
Total comprehensive income (loss)	33	(9)
Less: comprehensive income attributable to noncontrolling interest	5	2
Comprehensive income (loss) attributable to L&W	$28	$(11)

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$931	$914
Restricted cash	93	47
Receivables, net of allowance for credit losses of $38	458	455
Inventories	172	161
Prepaid expenses, deposits and other current assets	108	117
Total current assets	1,762	1,694
Non-current assets:
Restricted cash	6	6
Receivables, net of allowance for credit losses of $2	14	14
Property and equipment, net	214	204
Operating lease right-of-use assets	47	49
Goodwill	2,922	2,919
Intangible assets, net	743	797
Software, net	141	145
Deferred income taxes	112	114
Other assets	61	67
Total assets	$6,022	$6,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23	$24
Accounts payable	189	154
Accrued liabilities	362	380
Income taxes payable	68	64
Total current liabilities	642	622
Deferred income taxes	71	87
Operating lease liabilities	35	37
Other long-term liabilities	223	232
Long-term debt, excluding current portion	3,867	3,870
Total liabilities	4,838	4,848
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 116 and 115 shares issued, respectively, and 91 shares outstanding	1	1
Additional paid-in capital	1,388	1,370
Retained earnings	539	517
Treasury stock, at cost, 25 and 24 shares, respectively	(608)	(580)
Accumulated other comprehensive loss	(312)	(318)
Total L&W stockholders’ equity	1,008	990
Noncontrolling interest	176	171
Total stockholders’ equity	1,184	1,161
Total liabilities and stockholders’ equity	$6,022	$6,009

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$27	$28
Less: Income from discontinued operations, net of tax	—	(95)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations	138	121
Changes in working capital accounts, excluding the effects of acquisitions	32	(72)
Changes in deferred income taxes and other	(12)	4
Net cash provided by (used in) operating activities from continuing operations	185	(14)
Net cash provided by operating activities from discontinued operations	—	108
Net cash provided by operating activities	185	94
Cash flows from investing activities:
Capital expenditures	(53)	(43)
Acquisitions of businesses, net of cash acquired	—	(108)
Other	(1)	—
Net cash used in investing activities from continuing operations	(54)	(151)
Net cash used in investing activities from discontinued operations	(3)	(25)
Net cash used in investing activities	(57)	(176)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	230
Repayments under revolving credit facilities	—	(70)
Payments on long-term debt	(6)	(10)
Payments of debt issuance and deferred financing costs	—	(1)
Payments on license obligations	(12)	(19)
Purchase of L&W common stock	(28)	(51)
Purchase of SciPlay’s Class A common stock	(8)	—
Net redemptions of common stock under stock-based compensation plans and other	(11)	(25)
Net cash (used in) provided by financing activities from continuing operations	(65)	54
Net cash used in financing activities from discontinued operations	—	(2)
Net cash (used in) provided by financing activities	(65)	52
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	63	(31)
Cash, cash equivalents and restricted cash, beginning of period	967	701
Cash, cash equivalents and restricted cash, end of period	1,030	670
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	117
Cash, cash equivalents and restricted cash of continuing operations, end of period	$1,030	$553
Supplemental cash flow information:
Cash paid for interest	$63	$117
Income taxes paid	9	9
Distributed earnings from equity investments	—	1
Supplemental non-cash transactions:
Non-cash interest expense	$3	$6

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We report our results of operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services.
We completed the sales of our former Lottery Business and Sports Betting Business during the second and third quarters of 2022, respectively. We have reflected the prior period financial results of these Divested Businesses as discontinued operations in our consolidated statements of operations. Refer to Note 2 for further information. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of L&W, its wholly owned subsidiaries, and those subsidiaries in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of L&W and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2022 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2022 10-K.
Computation of Basic and Diluted Net Income Attributable to L&W Per Share
Basic and diluted net income attributable to L&W per share are based upon net income attributable to L&W divided by the weighted average number of common shares outstanding during the period. Diluted net income attributable to L&W per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income from continuing operations.
For the three months ended March 31, 2023, we included 2 million of common stock equivalents in the calculation of diluted net income attributable to L&W per share. Basic and diluted net income attributable to L&W per share were the same for the three months ended March 31, 2022, as all common stock equivalents would have been anti-dilutive for that period. We excluded 2 million of stock options and 3 million of RSUs outstanding as of March 31, 2022 from the calculation of diluted weighted-average common shares outstanding for the three months ended March 31, 2022.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within the Notes of our 2022 10-K that are expected to have a material impact on our consolidated financial statements.

(2) Discontinued Operations
We completed the Divestitures in 2022 and reflected the prior period financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations. The summarized results of our discontinued operations were as follows:

Three Months Ended March 31, 2022
Total revenue	$288
Total cost of revenue	150
Other operating expenses(1)	41
Operating income	97
Total other income, net	8
Net income from discontinued operations before income taxes	105
Income tax expense	(10)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$95

(1) Includes stock-based compensation of $7 million.
(3) Revenue Recognition
The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended March 31,
	2023	2022
Gaming
Gaming operations	$160	$155
Gaming machine sales	158	103
Gaming systems	55	51
Table products	46	46
Total	$419	$355
SciPlay
Mobile in-app purchases	$166	$140
Web in-app purchases and other(1)	21	18
Total	$186	$158
iGaming	$65	$59

(1) Other primarily represents advertising revenue, which was not material in the periods presented.
The amount of rental income revenue that is outside the scope of ASC 606 was $117 million and $113 million for the three months ended March 31, 2023 and 2022, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31, 2023
Contract liability balance, beginning of period(1)	$36
Liabilities recognized during the period	8
Amounts recognized in revenue from beginning balance	(6)
Contract liability balance, end of period(1)	$38

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

	Receivables	Contract Assets(1)
Beginning of period balance	$469	$24
End of period balance, March 31, 2023	472	27

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of March 31, 2023, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
(4) Business Segments
We report our operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 3 and 4 in our 2022 10-K.
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. The accounting policies of our business segments are the same as those described within the Notes in our 2022 10-K. The following tables present our segment information:

	Three Months Ended March 31, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$419	$186	$65	$—	$670
AEBITDA(2)	206	54	23	(34)	$249
Reconciling items to net income from continuing operations before income taxes:
D&A	(79)	(6)	(11)	(5)	(101)
Restructuring and other	(7)	(1)	(1)	(10)	(19)
Interest expense				(75)	(75)
Other expense, net				(2)	(2)
Stock-based compensation				(26)	(26)
Net income from continuing operations before income taxes					$26

(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) AEBITDA is reconciled to net income (loss) from continuing operations before income taxes with the following adjustments: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs and other unusual items; (3) interest expense; (4) change in fair value of investments and remeasurement of debt and other; (5) other income (expense), net, including foreign currency gains or losses and earnings from equity investments; and (6) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Three Months Ended March 31, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$355	$158	$59	$—	$572
AEBITDA(2)	171	44	21	(34)	$202
Reconciling items to net loss from continuing operations before income taxes:
D&A	(83)	(5)	(14)	(6)	(108)
Restructuring and other	(3)	(2)	(1)	(30)	(36)
Interest expense				(116)	(116)
Gain on remeasurement of debt and other				7	7
Other income, net				2	2
Stock-based compensation				(15)	(15)
Net loss from continuing operations before income taxes					$(64)

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

	Three Months Ended March 31,
	2023	2022
Employee severance and related	$9	$1
Strategic review and related(1)	4	30
Restructuring, integration and other	6	5
Total	$19	$36

(1) Includes costs associated with the Divestitures (including ongoing separation activities), rebranding and related.
(6) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	March 31, 2023	December 31, 2022
Current:
Receivables	$496	$493
Allowance for credit losses	(38)	(38)
Current receivables, net	458	455
Long-term:
Receivables	16	16
Allowance for credit losses	(2)	(2)
Long-term receivables, net	14	14
Total receivables, net	$472	$469

Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	March 31, 2023	Balances over 90 days past due	December 31, 2022	Balances over 90 days past due
Receivables:
U.S. and Canada	$304	$4	$297	$5
International	208	28	212	34
Total receivables	512	32	509	39
Receivables allowance:
U.S. and Canada	(19)	(3)	(18)	(5)
International	(21)	(15)	(22)	(22)
Total receivables allowance	(40)	(18)	(40)	(27)
Receivables, net	$472	$14	$469	$12
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three months ended March 31, 2023 and 2022 is as follows:

	2023			2022
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(40)	$(18)	$(22)	$(54)
Provision	(1)	(1)	—	(3)
Charge-offs and recoveries	1	—	1	7
Allowance for credit losses as of March 31	$(40)	$(19)	$(21)	$(50)
As of March 31, 2023 and December 31, 2022, 3% of our total receivables, net, were past due by over 90 days.
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

	As of March 31, 2023
	Total	Current	Balances over 90 days past due
Receivables	$63	$36	$27
Allowance for credit losses	(19)	(9)	(10)
Receivables, net	$44	$27	$17
We continuously review receivables and, as information concerning credit quality arise, reassess our expectations of future losses and record an incremental reserve if warranted at that time. Our current allowance for credit losses represents our current expectation of credit losses; however, future expectations could change as international unrest or other macro-economic factors impact the financial stability of our customers.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2023 and December 31, 2022, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.

(7) Inventories
Inventories consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Parts and work-in-process	$131	$124
Finished goods	41	37
Total inventories	$172	$161
    Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consists of gaming machines for sale.
(8) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Land	$6	$6
Buildings and leasehold improvements	56	56
Gaming machinery and equipment	698	685
Furniture and fixtures	25	25
Construction in progress	12	9
Other property and equipment	96	88
Less: accumulated depreciation	(679)	(665)
Total property and equipment, net	$214	$204
Depreciation expense is excluded from cost of services, cost of product sales and other operating expenses and is separately presented within D&A.

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$28	$28
(9) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$902	$(519)	$383	$902	$(503)	$399
Intellectual property	950	(729)	221	948	(714)	234
Licenses	373	(280)	93	371	(273)	98
Brand names	129	(111)	18	129	(108)	21
Trade names	162	(139)	23	162	(122)	40
Patents and other	12	(7)	5	12	(7)	5
Total intangible assets	$2,528	$(1,785)	$743	$2,524	$(1,727)	$797

The following reflects intangible amortization expense included within D&A:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$58	$60
Goodwill
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2022 to March 31, 2023.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2022	$2,373	$213	$333	$2,919
Foreign currency adjustments	2	(2)	3	3
Balance as of March 31, 2023	$2,375	$211	$336	$2,922

(1) Accumulated goodwill impairment charges for the Gaming segment as of March 31, 2023 were $989 million.
(10) Software, net
Software, net consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Software	$1,075	$1,064
Accumulated amortization	(934)	(919)
Software, net	$141	$145
The following reflects amortization of software included within D&A:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$15	$20

(11) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	March 31, 2023					December 31, 2022
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SciPlay Revolver	2024	variable	$—	$—	$—	$—
LNWI Revolver	2027	variable	—	—	—	—
LNWI Term Loan B	2029	variable	2,184	(29)	2,155	2,159
LNWI Senior Notes:
2025 Unsecured Notes	2025	8.625%	550	(4)	546	545
2028 Unsecured Notes	2028	7.000%	700	(7)	693	693
2029 Unsecured Notes	2029	7.250%	500	(5)	495	495
Other	2023	—	1	—	1	2
Total long-term debt outstanding			$3,935	$(45)	$3,890	$3,894
Less: current portion of long-term debt					(23)	(24)
Long-term debt, excluding current portion					$3,867	$3,870
Fair value of debt(1)			$3,928

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
We were in compliance with the financial covenants under all debt agreements as of March 31, 2023 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2022 10-K).
For additional information regarding the terms of our credit facilities and Senior Notes, see Note 15 in our 2022 10-K.
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
Derivative Financial Instruments
As of March 31, 2023, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our new variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of interest rate swaps was $700 million as of March 31, 2023. These hedges mature in April 2027. We also previously had interest rate swap contracts that matured in February 2022.
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
The following table shows the gain and interest expense recognized on our interest rate swap contracts:

	Three Months Ended March 31,
	2023	2022
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$(7)	$3
Interest income (expense) recorded related to interest rate swap contracts	3	(3)
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Total interest expense which reflects the effects of cash flow hedges	$(75)	$(116)
Hedged item	(5)	(3)
Derivative designated as hedging instrument	8	—
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	March 31, 2023	December 31, 2022
Interest rate swaps	Other assets	$21	$30
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2022 to March 31, 2023.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2022	$79	$34	$45
Adjustments(1)	(3)
Balance as of March 31, 2023	$76	$36	$40

(1) Represents extinguishment of $3 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets for the first year were not met. The charge was recorded in other (expense) income, net in our consolidated statements of operations.

(13) Stockholders’ Equity
Changes in Stockholders’ Equity (Deficit)
The following tables present certain information regarding our stockholders’ equity (deficit) as of March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2023	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(14)	—	—	—	—	(14)
Purchase of treasury stock	—	—	—	(28)	—	—	(28)
Purchase of SciPlay’s Class A common stock	—	(8)	—	—	—	—	(8)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	22	—	—	5	27
Other comprehensive income	—	—	—	—	6	—	6
March 31, 2023	$1	$1,388	$539	$(608)	$(312)	$176	$1,184

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2022	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings and other	—	(31)	—	—	—	—	(31)
Purchase of treasury stock	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	17	—	—	—	—	17
Net income	—	—	26	—	—	2	28
Other comprehensive loss	—	—	—	—	(37)	—	(37)
March 31, 2022	$1	$1,366	$(3,132)	$(226)	$(298)	$152	$(2,137)
Stock-based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended March 31,
	2023	2022
Related to L&W RSUs	$19	$12
Related to SciPlay RSUs	7	3
Total(1)	$26	$15

(1) Includes $11 million and $4 million of stock-based compensation classified as liability awards as of March 31, 2023 and 2022, respectively.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended March 31, 2023 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	1.7	$46.66
Granted	1.0	$56.93
Vested	(0.8)	$45.36
Cancelled	—	$45.60
Unvested RSUs as of March 31, 2023	1.9	$52.72
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $56.93 and $58.68, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of March 31, 2023, we had $76 million in total unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the three months ended March 31, 2023 and 2022 was $44 million and $92 million, respectively.
Share Repurchase Programs
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. During the three months ended March 31, 2023, we repurchased 0.5 million shares of common stock under the program at an aggregate cost of $28 million.
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. During the three months ended March 31, 2023, SciPlay repurchased 0.5 million shares of Class A common stock under the program at an aggregate cost of $8 million. On May 3, 2023, SciPlay’s Board of Directors approved a new share repurchase program under which it is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock.
(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of March 31, 2023.
Our income tax (including discrete items) was a benefit of $1 million and expense of $3 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, our effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of tax benefits of internal restructuring transactions. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances, including our 17.5% noncontrolling interest in SciPlay.
(15) Leases
Our total operating lease expense for each of the three-month periods ended March 31, 2023 and 2022 was $6 million. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$47	$49
Accrued liabilities	18	17
Operating lease liabilities	35	37
Total operating lease liabilities	$53	$54
Weighted average remaining lease term, units in years	4	4
Weighted average discount rate	5%	5%

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5	$6
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$4
Lease liability maturities:

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Less Imputed Interest	Total
Operating leases	$14	$16	$13	$9	$3	$4	$(6)	$53
As of March 31, 2023, we did not have material additional operating leases that have not yet commenced.
(16) Litigation
We are involved in various legal proceedings, which are described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $11 million for all of our legal matters that were contingencies as of March 31, 2023 and December 31, 2022.
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
Colombia Litigation
Our subsidiary, LNWI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors, “Ecosalud”), an agency of the Colombian government. The contract provided for a penalty against Wintech, LNWI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, LNWI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech’s exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
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

On October 29, 2020, the trial court consolidated the Giuliano and Rancho’s Club Casino matters. On October 30, 2020, the plaintiffs in the consolidated action filed a first amended consolidated complaint. On November 9, 2020, the defendants filed a motion to dismiss the plaintiffs’ first amended consolidated complaint, and also filed a motion to compel arbitration of plaintiff Alfred T. Giuliano’s individual claims. On May 19, 2022, the Illinois district court granted defendants’ motion to compel arbitration; stayed all proceedings in the lawsuit pending resolution of the arbitral process; and accordingly dismissed all pending motions without prejudice. On May 31, 2022, defendants filed a motion to lift the stay of the lawsuit for the limited purpose of amending the court’s May 19, 2022 order to confirm that plaintiff Alfred T. Giuliano must proceed to arbitration on an individual basis rather than a class-wide basis. On June 10, 2022, plaintiff Alfred T. Giuliano filed a notice of voluntary dismissal without prejudice, and the court therefore denied as moot defendants’ motion to lift the stay in an order entered on March 28, 2023. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the consolidated lawsuit are without merit, and intend to vigorously defend against them.
In re Automatic Card Shufflers Litigation Matter
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
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department. Respondents perfected the appeal to the New York Appellate Division, First Department, with the filing of an opening brief on February 16, 2023. All briefing related to this appeal has been submitted and the appeal is currently pending. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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
Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, the respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, the respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Sornberger Matter
On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama’s players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 10-K.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2022 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean L&W together with its consolidated subsidiaries.
BUSINESS OVERVIEW
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services.
As more fully described in Part I, Item 1 “Business” in our 2022 10-K, we are executing on our strategy to become a leading cross-platform global games company with a focus on content and digital markets. We report our results of operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. See “Business Segments Results” below and Note 4 for additional business segment information.
Our operating results have substantially recovered from the impacts of the COVID-19 pandemic in 2020 and 2021; however, lingering impacts on supply chains in numerous industries have caused shortages of inputs/outputs, which in turn put inflationary pressures on the economy as a whole. Inflationary pressures may have an impact on discretionary income as people allocate more of their disposable income toward higher priced necessity goods and services, which could impact our customers. These circumstances may change in the future and such changes could be material.
We entered 2023 with strong momentum and delivered another quarter of double-digit topline growth continuing to execute on our strategic plan and long-term financial targets. We have returned $28 million of capital to shareholders through the repurchase of 0.5 million shares of common stock during the three months ended March 31, 2023, and since the initiation of the share repurchase program through May 4, 2023, we have returned a total of $437 million of capital to shareholders by repurchasing 7.6 million shares of common stock, or 58% of total program authorization.
The Company’s Board of Directors has approved proceeding with a secondary listing on the Australian Securities Exchange (“ASX”), in addition to the Company’s existing primary Nasdaq listing. The Board believes there are substantial potential benefits for the Company and its shareholders in pursuing a secondary listing on the ASX, including enhancing the Company’s profile in Australia, one of the leading markets for the Company’s Gaming business, and providing the Company access to new long-term Australian institutional investors that would complement its strong existing base of shareholders in the U.S. and Australia.

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Total revenue	$670	$572	$98	17%
Total operating expenses	568	532	36	7%
Operating income	102	40	62	155%
Net income (loss) from continuing operations before income taxes	26	(64)	90	141%
Net income (loss) from continuing operations	27	(67)	94	140%
Net income from discontinued operations, net of tax	—	95	(95)	nm
Net income attributable to L&W	22	26	(4)	(15)%

nm = not meaningful.
Revenue

Consolidated Revenue by Business Segment
(in millions)
Three Months Ended March 31, 2023 and 2022
Strong global Gaming machine sales demand and continued growth in Gaming operations in U.S. and Canada drove Gaming revenue growth of 18% for the three months ended March 31, 2023.
SciPlay revenue increased 18% for the three months ended March 31, 2023, as social casino player engagement increased and average monthly payers reached a new record high.
The increase in iGaming revenue of 10% for the three months ended March 31, 2023 was primarily driven by growth in the U.S. from the strength of our original content and increased player activity.
Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Operating expenses:
Cost of services	$108	$90	$18	20%
Cost of product sales	94	70	24	34%
Selling, general and administrative	192	175	17	10%
Research and development	54	53	1	2%
Depreciation, amortization and impairments	101	108	(7)	(6)%
Restructuring and other	19	36	(17)	(47)%
Total operating expenses	$568	$532	$36	7%

Cost of Revenue
Total cost of revenue for the three months ended March 31, 2023 increased as a direct result of higher revenue as described above, driven by $24 million in higher cost of product revenue primarily associated with higher gaming machine sales and $10 million in higher cost of services for our SciPlay business segment.
SG&A
SG&A increased for the three months ended March 31, 2023 as compared to the prior year period, primarily due to higher stock-based compensation expense of $11 million, higher SciPlay marketing spend of $5 million, higher legal expenses of $4 million and higher salaries and benefits in our Gaming and SciPlay segments.
R&D
R&D remained relatively flat for the three months ended March 31, 2023 as compared to the prior year period, primarily due to slightly higher salaries and benefits in our Gaming and SciPlay segments offset by slightly lower professional services expenses.
D&A
The decrease in D&A was primarily due to fully depreciated assets and amortization of intangible assets related to past acquisitions, primarily associated with our Gaming segment, partially offset by increases from acquisitions during 2022.
Restructuring and Other
The decrease in restructuring and other for the three months ended March 31, 2023, as compared to the prior year period, was primarily due to lower professional services, legal and other costs related to the strategic review and related transactions (see Note 5).
Other Factors Affecting Net Income Attributable to L&W

	Three Months Ended March 31,		Factors Affecting Net Income Attributable to L&W
(in millions)	2023	2022	2023 vs. 2022
Interest expense	$(75)	$(116)
The decrease in interest expense for the three months ended March 31, 2023 is primarily due to lower outstanding debt resulting from the redemption of select senior notes and refinancing through the LNWI Credit Agreement completed in April 2022.

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

	Three Months Ended March 31,
	2023		2022
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$39	6%	$42	7%
Euro	50	7%	45	8%
BUSINESS SEGMENTS RESULTS (for the three months ended March 31, 2023 compared to the three months ended March 31, 2022)
GAMING
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
For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2022 10-K.
Current Year Update
We continue to see an increase in the demand for our Gaming products and services, and Gaming operations continue to perform above pre-COVID levels. The increase in Gaming revenue year-over-year was primarily driven by robust gaming machine sales growing 53%, coupled with continued momentum in Systems and Gaming operations, which benefited from higher average daily revenue per unit and growth in U.S and Canada installed base. While demand remains strong, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty that may impact our operations. We have experienced and continue to expect some level of supply chain volatility that could impact our ability to meet demand for our products and delay the timing of fulfillment and revenue recognition of orders.
Results of Operations and KPIs

Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Revenue:
Gaming operations	$160	$155	$5	3%
Machine sales	158	103	55	53%
Systems	55	51	4	8%
Table products	46	46	—	—%
Total revenue	$419	$355	$64	18%

F/X impact on revenue	$(5)	$(3)	$(2)	67%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	30,675	30,359	316	1%
Average daily revenue per unit	$45.47	$43.39	$2.08	5%

International units(1):
Installed base at period end	26,220	29,762	(3,542)	(12)%
Average daily revenue per unit	$14.19	$13.72	$0.47	3%

Gaming machine unit sales:
U.S. and Canada new unit shipments	4,057	3,382	675	20%
International new unit shipments	3,621	1,914	1,707	89%
Total new unit shipments	7,678	5,296	2,382	45%
Average sales price per new unit	$18,748	$17,099	$1,649	10%

(1) Excludes the impact of game content licensing revenue.
Gaming Operations
Gaming operations revenue growth was driven by strong game performance of hit franchises, including our premium games. Gaming operations for U.S. and Canada had a 316-unit increase in installed base, along with an increase in average daily revenue per unit of $2.08 for the three months ended March 31, 2023. Average daily revenue per unit for International units increased by $0.47 for the three months ended March 31, 2023. International ending installed base decreased by 3,542 units primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Greece and Latin America.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units globally as operator capital spending returned to more normalized levels, the shipment of 1,411 units into international new opening and expansion markets, and higher average sales price per new unit mostly from a favorable product mix. The following table summarizes Gaming machine sales changes:

	Three Months Ended March 31,		Variance
	2023	2022	2023 vs. 2022
U.S. and Canada unit shipments:
Replacement units	3,760	3,152	608	19%
Casino opening and expansion units	297	230	67	29%
Total unit shipments	4,057	3,382	675	20%

International unit shipments:
Replacement units	2,210	1,914	296	15%
Casino opening and expansion units	1,411	—	1,411	nm
Total unit shipments	3,621	1,914	1,707	89%

nm = not meaningful.
Operating Expenses and AEBITDA
Operating expenses for the three months ended March 31, 2023 increased by $34 million primarily due to $31 million in higher cost of revenue associated with the increase in revenue as described above and $8 million in higher SG&A and restructuring and other costs, which were partially offset by lower D&A of $4 million.
AEBITDA increased by $35 million to $206 million, which is primarily related to increased revenue, and AEBITDA as a percentage of revenue (“AEBITDA margin”) increased by 1 percentage point to 49%. AEBITDA also benefited from a change in the incentive compensation mix from cash to equity awards, resulting in a $3 million benefit, as well as lower legal expenses.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay also operates in the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of virtual coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue through advertising arrangements in SciPlay’s hyper-casual games. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, GOLD FISH® Casino, QUICK HIT® Slots, 88 FORTUNES® Slots, MONOPOLY Slots, and HOT SHOT CASINO®. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include BINGO SHOWDOWN®, SOLITAIRE PETS™ Adventure and Backgammon Live as well as other titles in the hyper-casual space, including games such as CANDY CHALLENGE 3D™, BOSS LIFE™ and DEEP CLEAN INC. 3D™. During the three months ended March 31, 2023, SciPlay continued development and testing of SPELLSPINNER: FANTASY QUEST™, as well as other new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON, and MICROSOFT. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY and JAMES BOND™. We believe that SciPlay’s access to this content, coupled with its years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.

Current Year Update
SciPlay entered 2023 with strong momentum and continues to see higher payer engagement. Revenue growth was primarily attributable to the social casino business, including games such as Jackpot Party Casino and Quick Hit Slots, coupled with additional advertising revenue. SciPlay continues to deploy significant updates across a number of their portfolio games and execute on its strategic game updates, enhanced analytics and international expansion.
Results of Operations and KPIs

Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Variance
(in millions unless otherwise noted)	2023	2022	2023 vs. 2022
Revenue:
Mobile in-app purchases	$166	$140	$26	19%
Web in-app purchases and other(1)	21	18	2	13%
Total revenue	$186	$158	$28	18%
SciPlay KPIs:
In-App Purchases:
Mobile Penetration(2)	91%	90%	1 pp	nm
Average MAU(3)	6.1	6.3	(0.2)	(3)%
Average DAU(4)	2.3	2.3	—	—%
ARPDAU(5)	$0.89	$0.74	$0.15	20%
Average MPU(6) (in thousands)	625	560	65	12%
AMRPPU(7)	$97.43	$92.45	$4.98	5%
Payer Conversion Rate(8)	10.3%	8.9%	1.4 pp	nm
nm = not meaningful.
pp = percentage points.
(1) Other primarily represents advertising revenue, which was not material in the periods presented.
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

For the three months ended March 31, 2023, revenues increased as social casino payer engagement increased and average monthly payers reached a new record high.

The increase in mobile penetration percentage for the three months ended March 31, 2023 primarily reflects a continued trend of players migrating from web to mobile platforms to play SciPlay’s games.
Average MAU for the three months ended March 31, 2023 decreased due to the turnover in users. ARPDAU increased as a function of flat average DAU coupled with an increase in payers.
For the three months ended March 31, 2023, AMRPPU and average MPU increased as payer conversion improved compared to the prior year period.
Payer conversion rates continue to be at high levels due to consistent payer interaction with the games by players as a result of SciPlay’s focus on introducing new content, features and live events in their games.
Operating Expenses and AEBITDA
The increase in operating expenses is primarily correlated with the increase in revenue (as described above) as a result of higher platform fees, higher marketing spend of $5 million, higher stock-based compensation of $4 million and higher salaries and benefits related to an increase in headcount.
AEBITDA increased primarily due to the increase in revenue (as described above), partially offset by higher operating costs resulting from increases in marketing spend and salaries and benefits. AEBITDA margin increased by 1 percentage point.
iGAMING
Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. The majority of our revenue is derived from casino-style game content, including a wide variety of internally developed and branded games as well as popular third-party provider games. These games are made available to iGaming operators via content aggregation platforms, including Open Gaming System, remote gaming servers and various other platforms. We also provide our Open Platform System, a player account management system which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Generally, we host the play of our game content which is integrated with the online casino operators’ websites.
Current Year Update
We continue to expand our customer base and capitalize on growth in the European and North American markets by leveraging our industry leading platforms, content and solutions, as well as invest in our ability to scale our own original U.S. land-based content offering. Currently we have launched in six U.S. states, and we are positioned to enter others as additional state legislatures authorize online gaming. Additionally, we now have 24 operators live in Ontario, Canada, which further increases our international market and growth opportunities. The launch of our live casino in Michigan is pending the final regulatory approval, now expected during the second half of the year.

Results of Operations

Three Months Ended March 31, 2023 and 2022
The increase in iGaming revenue of 10% is primarily due to continuing momentum in the U.S. market coupled with continued strong performance of recent acquisitions. The current year period was impacted by unfavorable impact of foreign currency translation of $3 million due to strengthening of the U.S. Dollar, primarily against the Euro. The U.S. market delivered

34% year-over-year revenue growth, driven by the strength of our original content and growth in gross gaming revenue. Wagers processed through our Open Gaming System increased to $20 billion.
AEBITDA for the three months ended March 31, 2023 was $23 million, up 10%, primarily due to the increase in revenue. AEBITDA margin decreased by 1 percentage point due to the scaling of original content launches and continued investments supporting ongoing growth.
RECENTLY ISSUED ACCOUNTING GUIDANCE
We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 10-K.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of March 31, 2023, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment).
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
L&W (excluding SciPlay)	$573	$750	$(12)	$1,311
SciPlay	358	150	—	508
Total as of March 31, 2023	$931	$900	$(12)	$1,819

L&W (excluding SciPlay)	$584	$750	$(12)	$1,322
SciPlay	330	150	—	480
Total as of December 31, 2022	$914	$900	$(12)	$1,802
Total cash held by our foreign subsidiaries was $139 million and $142 million as of March 31, 2023 and December 31, 2022, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. Other capital requirements for the near term primarily include debt principal and interest payments, purchase obligations, supply contracts, license agreement minimum guaranteed payments and lease obligations. Under our certain debt agreements, we are required to use a portion of the proceeds received from the Divestitures to reinvest in our business and/or make payments towards our outstanding senior notes by the end of 2023. In April 2023, we paid $32 million in cash taxes associated with the Divestitures. There have been no material changes to our capital requirements disclosed in our 2022 10-K.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may, from time to time, repurchase or otherwise repay, retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, or conduct significant repurchases of our outstanding securities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A in our 2022 10-K.

On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. For the year-to-date period through May 4, 2023, we repurchased 0.6 million shares of common stock under the program at an aggregate cost of $32 million.
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. For the year-to-date period through May 9, 2023, SciPlay repurchased 1.4 million shares of Class A common stock under the program at an aggregate cost of $23 million, and since the initiation of the program, SciPlay repurchased 4.1 million shares of Class A common stock at an aggregate cost of $60 million, completing the initial share repurchase program authorization. On May 3, 2023, SciPlay’s Board of Directors approved a new share repurchase program under which it is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock.
Cash Flow Summary

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Net cash provided by (used in) operating activities from:
Continuing operations	$185	$(14)	$199
Discontinued operations	—	108	(108)
Net cash provided by operating activities	185	94	91
Net cash used in investing activities from:
Continuing operations	(54)	(151)	97
Discontinued operations	(3)	(25)	22
Net cash used in investing activities	(57)	(176)	119
Net cash (used in) provided by financing activities from:
Continuing operations	(65)	54	(119)
Discontinued operations	—	(2)	2
Net cash (used in) provided by financing activities	(65)	52	(117)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)	1
Increase (decrease) in cash, cash equivalents and restricted cash	$63	$(31)	$94
Cash Flows from Operating Activities

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Net income	$27	$28	$(1)
Less: Income from discontinued operations, net of tax	—	(95)	95
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations	138	121	17
Changes in working capital accounts, excluding the effects of acquisitions	32	(72)	104
Changes in deferred income taxes and other	(12)	4	(16)
Net cash provided by (used in) operating activities from continuing operations	$185	$(14)	$199
Net cash provided by operating activities from continuing operations increased primarily due to a $95 million increase in earnings (drivers described above) and favorable changes in working capital accounts.
Changes in working capital accounts for the three months ended March 31, 2023 benefited from lower interest payments coupled with favorable working capital changes primarily due to the timing of disbursements as well as receivables and inventory levels beginning to normalize.
Cash Flows from Investing Activities
Net cash used in investing activities from continuing operations decreased primarily due to SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in the prior year period, partially offset by higher capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash Flows from Financing Activities
Net cash used in financing activities increased primarily due to net borrowings under LNWI’s prior revolving credit facility in the prior year period of $160 million. Partially offsetting this increase was lower purchases of our outstanding common stock under our share repurchase program. During the three months ended March 31, 2023 and 2022, we purchased $28 million and $51 million, respectively, of our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 10-K as well as Notes 11 and 12 and Item 3 below in this form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of March 31, 2023, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long-term debt, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
For additional information regarding our long-term debt and interest rate swap contracts, see Notes 11 and 12, respectively.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2023.
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 20 in our 2022 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2022 10-K, except as noted below.
We are evaluating a potential secondary listing of the Company’s common stock on the Australian Securities Exchange, which, if completed, could lead to price variations and other impacts on holders our common stock.
On March 15, 2023, we announced that we are evaluating a potential secondary listing of our shares on the Australian Securities Exchange (“ASX”) in addition to our existing primary listing on The Nasdaq Stock Market (“Nasdaq”). If included on the ASX, our common stock would be listed as CHESS Depositary Interests (“CDIs”). Dual listing may result in price variations between our securities listed on the different exchanges due to a number of factors, including that our common stock listed on the Nasdaq is traded in U.S. dollars and any CDIs that would be listed on the ASX would be traded in Australian Dollars, volatility in the exchange rate of the two currencies and differences between the vacation schedules, trading schedules and time zones of the two exchanges, among other factors. A decrease in the price of our securities in one market may result in a decrease in the price of our securities in the other market. Dual listing would also present us with the opportunity to raise additional funds through the issuance of CDIs, which could cause dilution to existing stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 0.5 million shares under the share repurchase program during the three months ended March 31, 2023.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share	Total Cost of Repurchase	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/2023 - 1/31/2023	0.1	$58.46	$8	$337
2/1/2023 - 2/28/2023	—	$—	—	$337
3/1/2023 - 3/31/2023	0.4	$57.84	20	$317
Total	0.5	$58.02	$28	$317
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

LIGHT & WONDER, INC.
(Registrant)

		By:	/s/ Constance P. James
		Name:	Constance P. James
		Title:	Executive Vice President, Chief Financial Officer, Treasurer, Corporate Secretary, and Principal Accounting Officer

Dated:	May 9, 2023