Form 10-Q
period 2023-06-30
Light & Wonder, Inc.
filed 2023-08-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common stock outstanding as of August 4, 2023 was 91,356,867.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2023

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2022 10-K	2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by LNWI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASX	Australian Securities Exchange
CDIs	CHESS Depositary Interests, instruments traded on the ASX
CMS	casino-management system
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020), the resulting pandemic and the associated impacts on the macroeconomic environment in general and our business environment specifically
D&A	depreciation, amortization and impairments (excluding goodwill)
Divested Businesses or Divestitures	The Lottery Business and Sports Betting Business combined or the sales of these, as appropriate within the context
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
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
•resulting pricing variations and other impacts of our common stock being listed to trade on more than one stock exchange;
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
•risks and uncertainties of potential changes in U.K. gaming legislation, including any new or revised licensing and taxation regimes, responsible gambling requirements and/or sanctions on unlicensed providers;
•inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;
•the possibility that the conditions to the completion of the SciPlay Acquisition (as defined below) may not be satisfied on the anticipated schedule or at all;
•the possibility that the SciPlay Acquisition may not be consummated or that L&W and SciPlay may be unable to achieve expected operational, strategic and financial benefits of the SciPlay Acquisition;
•the possibility of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined below);
•the outcome of any legal proceedings that may be instituted following announcement of the SciPlay Acquisition;
•failure to retain key management and employees of SciPlay;
•unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, war or hostilities or the COVID-19 pandemic, as well as management’s response to any of the aforementioned factors;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Services	$496	$445	$973	$876
Product sales	235	165	427	307
Total revenue	731	610	1,400	1,183
Operating expenses:
Cost of services(1)	110	92	218	182
Cost of product sales(1)	108	88	201	159
Selling, general and administrative	203	179	396	354
Research and development	58	56	112	109
Depreciation, amortization and impairments	108	107	208	215
Restructuring and other	31	42	50	78
Operating income	113	46	215	86
Other (expense) income:
Interest expense	(78)	(70)	(153)	(186)
Loss on debt financing transactions	—	(147)	—	(147)
Gain on remeasurement of debt and other	—	20	—	27
Other (expense) income, net	(15)	2	(16)	7
Total other expense, net	(93)	(195)	(169)	(299)
Net income (loss) from continuing operations before income taxes	20	(149)	46	(213)
Income tax expense	(15)	(1)	(14)	(4)
Net income (loss) from continuing operations	5	(150)	32	(217)
Net income from discontinued operations, net of tax(2)	—	3,445	—	3,540
Net income	5	3,295	32	3,323
Less: Net income attributable to noncontrolling interest	6	4	11	6
Net (loss) income attributable to L&W	$(1)	$3,291	$21	$3,317
Per Share - Basic:
Net (loss) income from continuing operations	$(0.01)	$(1.62)	$0.23	$(2.33)
Net income from discontinued operations	—	36.23	—	36.94
Net (loss) income attributable to L&W	$(0.01)	$34.61	$0.23	$34.61
Per Share - Diluted:
Net (loss) income from continuing operations	$(0.01)	$(1.62)	$0.22	$(2.33)
Net income from discontinued operations	—	36.23	—	36.94
Net (loss) income attributable to L&W	$(0.01)	$34.61	$0.22	$34.61
Weighted average number of shares used in per share calculations:
Basic shares	91	95	91	96
Diluted shares	91	95	93	96

(1) Excludes depreciation, amortization, and impairments.
(2) The three and six months ended June 30, 2022 include a pre-tax gain of $4,568 million on the sale of discontinued operations (see Note 2).

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$5	$3,295	$32	$3,323
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	37	(46)	50	(78)
Derivative financial instruments unrealized gain, net of tax	10	2	3	5
Other comprehensive income (loss) from continuing operations	47	(44)	53	(73)
Other comprehensive loss from discontinued operations	—	(4)	—	(12)
Total comprehensive income	52	3,247	85	3,238
Less: comprehensive income attributable to noncontrolling interest	6	4	11	6
Comprehensive income attributable to L&W	$46	$3,243	$74	$3,232

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$909	$914
Restricted cash	48	47
Receivables, net of allowance for credit losses of $40 and $38, respectively	499	455
Inventories	183	161
Prepaid expenses, deposits and other current assets	96	117
Total current assets	1,735	1,694
Non-current assets:
Restricted cash	7	6
Receivables, net of allowance for credit losses of $2	12	14
Property and equipment, net	214	204
Operating lease right-of-use assets	43	49
Goodwill	2,930	2,919
Intangible assets, net	682	797
Software, net	153	145
Deferred income taxes	112	114
Other assets	74	67
Total assets	$5,962	$6,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23	$24
Accounts payable	171	154
Accrued liabilities	371	380
Income taxes payable	12	64
Total current liabilities	577	622
Deferred income taxes	51	87
Operating lease liabilities	31	37
Other long-term liabilities	210	232
Long-term debt, excluding current portion	3,863	3,870
Total liabilities	4,732	4,848
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 116 and 115 shares issued, respectively, and 91 shares outstanding	1	1
Additional paid-in capital	1,387	1,370
Retained earnings	538	517
Treasury stock, at cost, 25 and 24 shares, respectively	(613)	(580)
Accumulated other comprehensive loss	(265)	(318)
Total L&W stockholders’ equity	1,048	990
Noncontrolling interest	182	171
Total stockholders’ equity	1,230	1,161
Total liabilities and stockholders’ equity	$5,962	$6,009

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$32	$3,323
Less: Income from discontinued operations, net of tax	—	(3,540)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations	320	369
Changes in working capital accounts, excluding the effects of acquisitions	(97)	(145)
Changes in deferred income taxes and other	(36)	6
Net cash provided by operating activities from continuing operations	219	13
Net cash provided by operating activities from discontinued operations	—	44
Net cash provided by operating activities	219	57
Cash flows from investing activities:
Capital expenditures	(112)	(100)
Acquisitions of businesses, net of cash acquired	(2)	(116)
Proceeds from settlement of cross-currency interest rate swaps	—	50
Other	(1)	(4)
Net cash used in investing activities from continuing operations	(115)	(170)
Net cash (used in) provided by investing activities from discontinued operations(1)	(3)	5,629
Net cash (used in) provided by investing activities	(118)	5,459
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	230
Repayments under revolving credit facilities	—	(230)
Proceeds from issuance of senior notes and term loans	—	2,200
Repayment of notes and term loans (including redemption premium)	—	(6,984)
Payments on long-term debt	(11)	(98)
Payments of debt issuance and deferred financing costs	—	(37)
Payments on license obligations	(18)	(24)
Purchase of L&W common stock	(33)	(203)
Purchase of SciPlay’s Class A common stock	(23)	(7)
Net redemptions of common stock under stock-based compensation plans and other	(20)	(33)
Net cash used in financing activities from continuing operations	(105)	(5,186)
Net cash used in financing activities from discontinued operations	—	(3)
Net cash used in financing activities	(105)	(5,189)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(6)
(Decrease) increase in cash, cash equivalents and restricted cash	(3)	321
Cash, cash equivalents and restricted cash, beginning of period	967	701
Cash, cash equivalents and restricted cash, end of period	964	1,022
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	43
Cash, cash equivalents and restricted cash of continuing operations, end of period	$964	$979
Supplemental cash flow information:
Cash paid for interest	$147	$219
Income taxes paid	96	23
Distributed earnings from equity investments	1	4
Cash paid for contingent consideration included in operating activities	9	—
Supplemental non-cash transactions:
Non-cash interest expense	$5	$9

(1) The six months ended June 30, 2022 include $5,659 million in gross cash proceeds from the sale of discontinued operations, net of cash, cash equivalents and restricted cash transferred.

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
Our common stock is listed on The Nasdaq Stock Market under the ticker symbol “LNW.” Our common stock is also listed as CDIs on the ASX and commenced active trading on May 22, 2023 (AEST) under the ticker symbol “LNW.”
On August 8, 2023, we entered into a definitive agreement to acquire the remaining equity interest in SciPlay not already owned by us (approximately 17%) pursuant to a merger in which SciPlay’s shareholders will receive $22.95 for each share of SciPlay Class A common stock they own (subject to certain exceptions set forth in the Merger Agreement, dated as of August 8, 2023, by and among L&W, Bern Merger Sub, Inc. and SciPlay (the “Merger Agreement”)) in an all-cash transaction (valued at approximately $500 million subject to the total count of outstanding SciPlay Class A shares at closing) (the “SciPlay Acquisition”). Following the execution of the Merger Agreement, the wholly owned subsidiary of L&W holding approximately 98% of the voting power of the outstanding shares of SciPlay common stock delivered to SciPlay a written consent approving the Merger Agreement and the SciPlay Acquisition. This transaction is expected to close during the fourth quarter of 2023, subject to customary closing conditions. As a result of the SciPlay Acquisition, SciPlay will cease to be publicly traded and will become a wholly owned subsidiary of L&W.
The Merger Agreement contains certain termination rights for SciPlay and L&W, including the right of either party to terminate the Merger Agreement if the SciPlay Acquisition is not consummated on or before February 8, 2024.
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
In the opinion of L&W and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2022 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2022 10-K.
Other (Expense) Income, net
Other (expense) income, net includes gains and losses from foreign currency transactions, interest income, earnings (losses) from equity investments and other items. Other (expense) income, net for the three and six months ended June 30, 2023 primarily consisted of foreign currency transaction losses which totaled $25 million and $38 million, respectively. For the six months ended June 30, 2022, foreign currency transaction gains were $2 million, and they were not material for the three months ended June 30, 2022.

Computation of Basic and Diluted Net Income (Loss) Attributable to L&W Per Share
Basic and diluted net income (loss) attributable to L&W per share are based upon net income (loss) attributable to L&W divided by the weighted average number of common shares outstanding during the period. Diluted net income attributable to L&W per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income from continuing operations.
For the six months ended June 30, 2023, we included 2 million of common stock equivalents in the calculation of diluted net income attributable to L&W per share. Basic and diluted net loss attributable to L&W per share were the same for the three months ended June 30, 2023 and the three and six months ended June 30, 2022, as all common stock equivalents would have been anti-dilutive for those periods. We excluded 2 million of stock options and 2 million of RSUs outstanding from the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2023 and the three and six months ended June 30, 2022.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within the Notes of our 2022 10-K that are expected to have a material impact on our consolidated financial statements.
(2) Discontinued Operations
We completed the Divestitures in 2022 and reflected the prior period financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations. For the sale of our former Lottery Business completed during the second quarter of 2022, we received $5.7 billion in gross cash proceeds and recorded a pre-tax gain of $4.6 billion. The summarized results of our discontinued operations were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total revenue	$51	$339
Total cost of revenue	18	168
Other operating expenses(1)	108	149
Operating (loss) income	(75)	22
Total other income, net	—	7
Net (loss) income from discontinued operations before income taxes	(75)	29
Gain on sale of discontinued operations before income taxes	4,568	4,568
Total net income from discontinued operations before income taxes	4,493	4,597
Income tax expense	(1,048)	(1,057)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$3,445	$3,540

(1) The three and six months ended June 30, 2022 include stock-based compensation of $4 million and $11 million, respectively, and $78 million related to direct transaction closing fees.

(3) Revenue Recognition
The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gaming
Gaming operations	$167	$163	$327	$319
Gaming machine sales	173	123	331	226
Gaming systems	72	60	127	111
Table products	59	44	105	89
Total	$471	$390	$890	$745
SciPlay
Mobile in-app purchases	$170	$138	$335	$277
Web in-app purchases and other(1)	20	22	41	41
Total	$190	$160	$376	$318
iGaming	$70	$60	$134	$120

(1) Other primarily represents advertising revenue, which was not material in the periods presented.
The amount of rental income revenue that is outside the scope of ASC 606 was $123 million and $240 million for the three and six months ended June 30, 2023, respectively, and $118 million and $231 million for the three and six months ended June 30, 2022, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30, 2023
Contract liability balance, beginning of period(1)	$36
Liabilities recognized during the period	17
Amounts recognized in revenue from beginning balance	(15)
Contract liability balance, end of period(1)	$38

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

	Receivables	Contract Assets(1)
Beginning of period balance	$469	$24
End of period balance, June 30, 2023	511	23

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of June 30, 2023, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
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

In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. The accounting policies of our business segments are the same as those described within the Notes in our 2022 10-K. The following tables present our segment information:

	Three Months Ended June 30, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$471	$190	$70	$—	$731
AEBITDA(2)	233	59	24	(35)	$281
Reconciling items to net income from continuing operations before income taxes:
D&A	(79)	(11)	(12)	(6)	(108)
Restructuring and other	(3)	(2)	(9)	(17)	(31)
Interest expense				(78)	(78)
Other expense, net				(16)	(16)
Stock-based compensation				(28)	(28)
Net income from continuing operations before income taxes					$20

(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) AEBITDA is reconciled to net income (loss) from continuing operations before income taxes with the following adjustments: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs and other unusual items; (3) interest expense; (4) loss on debt financing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other (expense) income, net, including foreign currency gains or losses and earnings from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Three Months Ended June 30, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$390	$160	$60	$—	$610
AEBITDA(2)	179	41	21	(29)	$212
Reconciling items to net loss from continuing operations before income taxes:
D&A	(82)	(6)	(13)	(6)	(107)
Restructuring and other	(1)	(1)	(14)	(26)	(42)
Interest expense				(70)	(70)
Loss on debt financing transactions				(147)	(147)
Gain on remeasurement of debt and other				20	20
Other income, net				2	2
Stock-based compensation				(17)	(17)
Net loss from continuing operations before income taxes					$(149)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Six Months Ended June 30, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$890	$376	$134	$—	$1,400
AEBITDA(2)	438	113	47	(69)	$529
Reconciling items to net income from continuing operations before income taxes:
D&A	(156)	(17)	(24)	(11)	(208)
Restructuring and other	(11)	(3)	(10)	(26)	(50)
Interest expense				(153)	(153)
Other expense, net				(18)	(18)
Stock-based compensation				(54)	(54)
Net income from continuing operations before income taxes					$46
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Six Months Ended June 30, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$745	$318	$120	$—	$1,183
AEBITDA(2)	350	85	41	(62)	$414
Reconciling items to net loss from continuing operations before income taxes:
D&A	(165)	(10)	(27)	(13)	(215)
Restructuring and other	(4)	(3)	(14)	(57)	(78)
Interest expense				(186)	(186)
Loss on debt financing transactions				(147)	(147)
Gain on remeasurement of debt and other				27	27
Other income, net				4	4
Stock-based compensation				(32)	(32)
Net loss from continuing operations before income taxes					$(213)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee severance and related	$4	$1	$13	$2
Strategic review and related(1)	14	22	18	52
Contingent acquisition consideration(2)	9	12	9	12
Restructuring, integration and other	4	7	10	12
Total	$31	$42	$50	$78

(1) Includes costs associated with the ASX listing, Divestitures (including ongoing separation activities), rebranding and related activities.
(2) Represents contingent consideration fair value adjustment (see Note 12).
(6) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	June 30, 2023	December 31, 2022
Current:
Receivables	$539	$493
Allowance for credit losses	(40)	(38)
Current receivables, net	499	455
Long-term:
Receivables	14	16
Allowance for credit losses	(2)	(2)
Long-term receivables, net	12	14
Total receivables, net	$511	$469
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	June 30, 2023	Balances over 90 days past due	December 31, 2022	Balances over 90 days past due
Receivables:
U.S. and Canada	$346	$2	$297	$5
International	207	32	212	34
Total receivables	553	34	509	39
Receivables allowance:
U.S. and Canada	(18)	(3)	(18)	(5)
International	(24)	(16)	(22)	(22)
Total receivables allowance	(42)	(19)	(40)	(27)
Receivables, net	$511	$15	$469	$12
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.

The activity in our allowance for receivable credit losses for each of the three and six months ended June 30, 2023 and 2022 is as follows:

	2023			2022
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(40)	$(18)	$(22)	$(54)
Provision	(1)	(1)	—	(3)
Charge-offs and recoveries	1	—	1	7
Allowance for credit losses as of March 31	$(40)	$(19)	$(21)	$(50)
Provision	(4)	—	(4)	(1)
Charge-offs and recoveries	2	1	1	3
Allowance for credit losses as of June 30	$(42)	$(18)	$(24)	$(48)
As of June 30, 2023 and December 31, 2022, 3% of our total receivables, net, were past due by over 90 days.
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

	As of June 30, 2023
	Total	Current	Balances over 90 days past due
Receivables	$64	$41	$23
Allowance for credit losses	(19)	(10)	(9)
Receivables, net	$45	$31	$14
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2023 and December 31, 2022, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(7) Inventories
Inventories consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Parts and work-in-process	$133	$124
Finished goods	50	37
Total inventories	$183	$161
    Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consists of gaming machines for sale.

(8) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Land	$6	$6
Buildings and leasehold improvements	59	56
Gaming machinery and equipment	708	685
Furniture and fixtures	26	25
Construction in progress	9	9
Other property and equipment	96	88
Less: accumulated depreciation	(690)	(665)
Total property and equipment, net	$214	$204
Depreciation expense is excluded from cost of services, cost of product sales and other operating expenses and is separately presented within Depreciation, amortization and impairments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$30	$27	$57	$55
(9) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$902	$(535)	$367	$902	$(503)	$399
Intellectual property	946	(743)	203	948	(714)	234
Licenses	373	(287)	86	371	(273)	98
Brand names	129	(114)	15	129	(108)	21
Trade names	163	(156)	7	162	(122)	40
Patents and other	11	(7)	4	12	(7)	5
Total intangible assets	$2,524	$(1,842)	$682	$2,524	$(1,727)	$797
The following reflects intangible amortization expense included within Depreciation, amortization and impairments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense(1)	$61	$60	$119	$120

(1) The three and six months ended June 30, 2023 include intangible assets non-cash impairment charge of $4 million related to SciPlay restructuring of a certain foreign studio.

Goodwill
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2022 to June 30, 2023.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2022	$2,373	$213	$333	$2,919
Foreign currency adjustments	10	(2)	3	11
Balance as of June 30, 2023	$2,383	$211	$336	$2,930

(1) Accumulated goodwill impairment charges for the Gaming segment as of June 30, 2023 were $989 million.
(10) Software, net
Software, net consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Software	$1,105	$1,064
Accumulated amortization	(952)	(919)
Software, net	$153	$145
The following reflects amortization of software included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$17	$20	$32	$40
(11) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	June 30, 2023					December 31, 2022
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SciPlay Revolver	2024	variable	$—	$—	$—	$—
LNWI Revolver	2027	variable	—	—	—	—
LNWI Term Loan B	2029	variable	2,178	(28)	2,150	2,159
LNWI Senior Notes:
2025 Unsecured Notes	2025	8.625%	550	(4)	546	545
2028 Unsecured Notes	2028	7.000%	700	(6)	694	693
2029 Unsecured Notes	2029	7.250%	500	(5)	495	495
Other	2023	—	1	—	1	2
Total long-term debt outstanding			$3,929	$(43)	$3,886	$3,894
Less: current portion of long-term debt					(23)	(24)
Long-term debt, excluding current portion					$3,863	$3,870
Fair value of debt(1)			$3,936

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

We were in compliance with the financial covenants under all debt agreements as of June 30, 2023 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2022 10-K).
Loss on Debt Financing Transactions
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three and six months ended June 30, 2022. No such transactions occurred during the three and six months ended June 30, 2023.

Three and Six Months Ended June 30, 2022
Repayment of principal balance at premium	$90
Unamortized debt discount and deferred financing costs, net	57
Total loss on debt refinancing transactions	$147
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
Derivative Financial Instruments
As of June 30, 2023, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our new variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of interest rate swaps was $700 million as of June 30, 2023. These hedges mature in April 2027. We also previously had interest rate swap contracts that matured in February 2022.
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
The following table shows the gain and interest expense recognized on our interest rate swap contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain recorded in accumulated other comprehensive loss, net of tax	$10	$2	$3	$5
Interest income (expense) recorded related to interest rate swap contracts	4	(3)	7	(6)
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total interest expense which reflects the effects of cash flow hedges	$(78)	$(70)	$(153)	$(186)
Hedged item	(5)	(4)	(10)	(7)
Derivative designated as hedging instrument	9	1	17	1
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	June 30, 2023	December 31, 2022
Interest rate swaps	Other assets	$34	$30
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2022 to June 30, 2023.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2022	$79	$34	$45
Payments	(21)
Fair value adjustments(1)	9
Other adjustments(2)	(4)
Balance as of June 30, 2023	$63	$44	$19

(1) Amount included in Restructuring and other (see Note 5).
(2) Primarily represents extinguishment of $3 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets for the first year were not met. The charge was recorded in other income, net in our consolidated statements of operations.

(13) Stockholders’ Equity
Changes in Stockholders’ Equity (Deficit)
The following tables present certain information regarding our stockholders’ equity as of June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2023	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(14)	—	—	—	—	(14)
Purchase of treasury stock	—	—	—	(28)	—	—	(28)
Purchase of SciPlay’s Class A common stock	—	(8)	—	—	—	—	(8)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	22	—	—	5	27
Other comprehensive income	—	—	—	—	6	—	6
March 31, 2023	$1	$1,388	$539	$(608)	$(312)	$176	$1,184
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	(5)	—	—	(5)
Purchase of SciPlay’s Class A common stock	—	(15)	—	—	—	—	(15)
Stock-based compensation	—	13	—	—	—	—	13
Net (loss) income	—	—	(1)	—	—	6	5
Other comprehensive income	—	—	—	—	47	—	47
June 30, 2023	$1	$1,387	$538	$(613)	$(265)	$182	$1,230

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2022	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings and other	—	(31)	—	—	—	—	(31)
Purchase of treasury stock	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	17	—	—	—	—	17
Net income	—	—	26	—	—	2	28
Other comprehensive loss	—	—	—	—	(37)	—	(37)
March 31, 2022	$1	$1,366	$(3,132)	$(226)	$(298)	$152	$(2,137)
Vesting of RSUs, net of tax withholdings and other	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(152)	—	—	(152)
Purchase of SciPlay’s Class A common stock	—	(6)	—	—	—	(1)	(7)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	3,291	—	—	4	3,295
Other comprehensive loss(1)	—	—	—	—	(48)	—	(48)
June 30, 2022	$1	$1,375	$159	$(378)	$(346)	$155	$966

(1) Includes reclassification of $23 million accumulated other comprehensive loss into income due to the sale of discontinued operations (see Note 2).
Stock-based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Related to L&W stock options	$—	$1	$—	$1
Related to L&W RSUs	21	15	40	27
Related to SciPlay RSUs	7	1	14	4
Total(1)	$28	$17	$54	$32

(1) Includes $15 million and $26 million classified as liability awards for the three and six months ended June 30, 2023, respectively, and $6 million and $10 million for the three and six months ended June 30, 2022, respectively.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the six months ended June 30, 2023 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	1.7	$46.66
Granted	1.1	$57.15
Vested	(0.9)	$45.05
Cancelled	(0.1)	$46.83
Unvested RSUs as of June 30, 2023	1.8	$53.56
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2023 and 2022 was $57.15 and $58.30, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of June 30, 2023, we had $69 million in total unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the six months ended June 30, 2023 and 2022 was $51 million and $62 million, respectively.
Series A Junior Participating Preferred Stock and Rights Agreement
The 2018 Amended and Restated Rights Agreement, as described in Note 17 of our 2022 10-K, expired on June 19, 2023. Immediately prior to its expiration, no shares of Series A Junior Participating Preferred Stock were outstanding and no preferred share purchase rights had been exercised. At the time of the expiration of the agreement, the preferred share purchase rights expired and are no longer outstanding.
Share Repurchase Programs
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. During the six months ended June 30, 2023, we repurchased 0.6 million shares of common stock under the program at an aggregate cost of $33 million.
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. On May 3, 2023, SciPlay’s Board of Directors approved another share repurchase program under which it is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. During the six months ended June 30, 2023, SciPlay repurchased 1.4 million shares of Class A common stock under the programs at an aggregate cost of $23 million.
(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of June 30, 2023.
Our income tax expense (including discrete items) was $15 million and $14 million for the three and six months ended June 30, 2023, respectively, and $1 million and $4 million for the three and six months ended June 30, 2022, respectively. In 2023, our effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of certain non-deductible items including foreign exchange losses, partially mitigated by tax benefits from internal restructuring transactions in the first quarter of 2023. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances, including our 17% noncontrolling interest in SciPlay.
(15) Leases
Our total operating lease expense for the three and six months ended June 30, 2023 was $5 million and $11 million, respectively, and $4 million and $10 million for the three and six months ended June 30, 2022, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$43	$49
Accrued liabilities	18	17
Operating lease liabilities	31	37
Total operating lease liabilities	$49	$54
Weighted average remaining lease term, units in years	4	4
Weighted average discount rate	5%	5%

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10	$11
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$12
Lease liability maturities:

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Less Imputed Interest	Total
Operating leases	$9	$17	$13	$9	$3	$3	$(5)	$49
As of June 30, 2023, we did not have material additional operating leases that have not yet commenced.
(16) Litigation
We are involved in various legal proceedings, which are described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $11 million for all of our legal matters that were contingencies as of June 30, 2023 and December 31, 2022.
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
In June 1999, Ecosalud filed a collection proceeding against LNWI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied LNWI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). LNWI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, LNWI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, LNWI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022. On May 24, 2022, the case was transferred from the Council of State to the Tribunal for further proceedings. On August 18, 2022, LNWI filed a constitutional challenge to the Council of State’s December 10, 2020 decision with that court, which was denied on October 7, 2022. On December 7, 2022, LNWI filed an appeal with the Council of State from the denial of the constitutional challenge, which was denied on May 24, 2023. On June 28, 2023, the Columbian Constitutional Court received the record of the constitutional appeal for further consideration.
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
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’

complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to the plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. The district court denied that motion for summary judgment on September 20, 2021. On January 13, 2023, the district court entered an order requiring, among other things, that the plaintiffs make a formal written settlement demand by January 20, 2023, that the defendants respond to that demand in writing by January 27, 2023, and that the parties file a status report by January 31, 2023 confirming that they have complied with the district court’s order. On January 31, 2023, the parties filed a joint status report confirming that they have complied with the district court’s order to make and respond to a formal written demand. Discovery closed on June 1, 2023. On June 30, 2023, the defendants filed a motion for summary judgment, which is pending. We are unable at this time to estimate a range of reasonably possible losses above the amount we have accrued for this matter due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings in the district court, and on any appeal therefrom.
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
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department, which denied Respondents’ appeal on June 22, 2023. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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
Sornberger Matter
On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

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
In addition to our existing primary Nasdaq listing, our common stock is listed as CDIs on the ASX and commenced active trading on May 22, 2023 (AEST) under the ticker symbol “LNW.” We believe this secondary listing will create substantial benefits for L&W and its shareholders, including enhancing the Company’s profile in Australia, one of the leading markets for the L&W’s Gaming business, and providing the Company access to new long-term Australian institutional investors that complement our strong existing base of shareholders.
As described in Note 1, on August 8, 2023, we entered into a definitive agreement to acquire the remaining equity interest in SciPlay not already owned by us (approximately 17%) pursuant to a merger in which SciPlay’s shareholders will receive $22.95 for each share of SciPlay Class A common stock they own (subject to certain exceptions set forth in the Merger Agreement) in an all-cash transaction (valued at approximately $500 million subject to the total count of outstanding SciPlay Class A shares at closing). Following the execution of the Merger Agreement, the wholly owned subsidiary of L&W holding approximately 98% of the voting power of the outstanding shares of SciPlay common stock delivered to SciPlay a written consent approving the Merger Agreement and the SciPlay Acquisition. No further approval of the stockholders of SciPlay is required to approve the Merger Agreement and the SciPlay Acquisition. This transaction is expected to close during the fourth quarter of 2023, subject to customary closing conditions. As a result of the SciPlay Acquisition, SciPlay will cease to be publicly traded and will become a wholly owned subsidiary of L&W.
The Merger Agreement contains certain termination rights for SciPlay and L&W, including the right of either party to terminate the Merger Agreement if the SciPlay Acquisition is not consummated on or before February 8, 2024.
We believe that this transaction will enable seamless collaboration with SciPlay that will add further momentum to our already robust cross-platform strategy, provide flexibility for use of SciPlay cash flows for investments across the enterprise, and facilitate long-term margin enhancement opportunities via synergies, all of which are expected to increase shareholder value.
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
We continued in 2023 with strong momentum and delivered a 9th consecutive quarter of consolidated revenue growth year-over-year, continuing advancement toward our long-term financial targets. Consolidated revenue growth was driven by double-digit growth across all of our businesses, including another quarter of record revenues for SciPlay and iGaming.

CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Total revenue	$731	$610	$121	20%	$1,400	$1,183	$217	18%
Total operating expenses	618	564	54	10%	1,185	1,097	88	8%
Operating income	113	46	67	146%	215	86	129	150%
Net income (loss) from continuing operations before income taxes	20	(149)	169	113%	46	(213)	259	122%
Net income (loss) from continuing operations	5	(150)	155	103%	32	(217)	249	115%
Net income from discontinued operations, net of tax(1)	—	3,445	(3,445)	nm	—	3,540	(3,540)	nm
Net (loss) income attributable to L&W	(1)	3,291	(3,292)	nm	21	3,317	(3,296)	nm

nm = not meaningful.
(1) The three and six months ended June 30, 2022 include a pre-tax gain of $4,568 million on the sale of the former Lottery Business (see Note 2).
Revenue

Consolidated Revenue by Business Segment
(in millions)
Three Months Ended June 30, 2023 and 2022	Six Months Ended June 30, 2023 and 2022
Gaming revenue growth of 21% and 19% for the three and six months ended June 30, 2023, respectively, was driven by continued momentum in global Gaming machine sales, stronger performance in our U.S. and Canada premium install base, and increased demand for Systems and Table products.
SciPlay revenue increased 19% and 18% for the three and six months ended June 30, 2023, respectively, as social casino payer engagement and average monthly paying users increased for both periods. Average monthly revenue per paying user reached a new record high for the three months ended June 30, 2023.
The increase in iGaming revenue of 17% and 12% for the three and six months ended June 30, 2023, respectively, was primarily driven by growth in the U.S. from the strength of our original content and increased player activity.

Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Operating expenses:
Cost of services	$110	$92	$18	20%	$218	$182	$36	20%
Cost of product sales	108	88	20	23%	201	159	42	26%
Selling, general and administrative	203	179	24	13%	396	354	42	12%
Research and development	58	56	2	4%	112	109	3	3%
Depreciation, amortization and impairments	108	107	1	1%	208	215	(7)	(3)%
Restructuring and other	31	42	(11)	(26)%	50	78	(28)	(36)%
Total operating expenses	$618	$564	$54	10%	$1,185	$1,097	$88	8%
Cost of Revenue
Total cost of revenue for the three and six months ended June 30, 2023 increased as a direct result of higher revenue as described above, driven by $20 million and $42 million, respectively, in higher cost of product revenue primarily associated with higher gaming machine sales and $10 million and $20 million, respectively, in higher cost of services for our SciPlay business segment.
SG&A
SG&A increased for the three and six months ended June 30, 2023 as compared to the prior year periods, primarily due to higher stock-based compensation expense of $11 million and $22 million, respectively, higher legal expenses and professional fees of $7 million and $10 million, respectively, and higher salaries and benefits in our SciPlay segment of $4 million and $7 million, respectively.
R&D
R&D increased slightly for both periods, primarily due to higher salaries and benefits in our Gaming and SciPlay segments, partially offset by lower professional services expenses.
D&A
D&A remained relatively flat for the three months ended June 30, 2023, as the effects of fully depreciated assets and amortization of intangible assets related to past acquisitions, primarily associated with our Gaming segment, were mostly offset by increases from acquisitions during 2022 and an impairment charge of $5 million related to SciPlay restructuring of a certain foreign studio. For the six months ended June 30, 2023, D&A decreased primarily due to fully depreciated assets and amortization of intangible assets related to past acquisitions, partially offset by the other drivers described for the three months ended June 30, 2023.
Restructuring and Other
The decrease in restructuring and other for the three and six months ended June 30, 2023, as compared to the prior year periods, was primarily due to lower professional services, legal and other costs related to the strategic review and related transactions (see Note 5). The three and six months ended June 30, 2023 included $7 million in professional services associated with the ASX listing, and the six months ended June 30, 2023 and 2022 included contingent consideration remeasurement charges of $9 million and $12 million, respectively.

Other Factors Affecting Net Income (Loss) Attributable to L&W

	Three Months Ended June 30,		Six Months Ended June 30,		Factors Affecting Net Income (Loss) Attributable to L&W
(in millions)	2023	2022	2023	2022	2023 vs. 2022
Interest expense	$(78)	$(70)	$(153)	$(186)
The increase in interest expense for the three months ended June 30, 2023 is primarily due to rising interest rates impacting the LNWI Term Loan B. The decrease in interest expense for the six months ended June 30, 2023 is primarily due to lower outstanding debt resulting from the redemption of select senior notes and refinancing through the LNWI Credit Agreement completed in the second quarter of 2022.

Loss on debt financing transactions	—	(147)	—	(147)	Loss on debt financing transactions consummated during the second quarter of 2022 included a $90 million charge associated with premiums paid to redeem select senior notes (see Note 11).
Gain on remeasurement of debt and other	—	20	—	27	Gains are attributable to remeasurement of previously held Euro-denominated senior notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates. These notes were redeemed during the second quarter of 2022.
Other (expense) income, net	(15)	2	(16)	7	The increase in other expense was primarily due to the impact of changes in foreign currency exchange rates.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$42	6%	$41	7%	$81	6%	$83	7%
Euro	63	9%	50	8%	112	8%	96	8%
Australian Dollar	47	6%	23	4%	97	7%	37	3%
BUSINESS SEGMENTS RESULTS (for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022)
GAMING
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
Current Year Update
We continue to see an increase in the demand for our Gaming products and services, and Gaming operations continue to perform above pre-COVID levels. The increase in Gaming revenue for the three and six months ended June 30, 2023, as compared to the prior year period, was primarily driven by continued momentum in Gaming machine sales growing 41% and 46%, respectively, coupled with growth in Systems and Table products. Gaming operations also benefited from higher average daily revenue per unit and the recent launch of the COSMIC™ cabinet. While demand remains strong, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty that may impact our operations. We have experienced and continue to expect some level of supply chain volatility that could impact our ability to meet demand for our products and delay the timing of fulfillment and revenue recognition of orders.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenue:
Gaming operations	$167	$163	$4	2%	$327	$319	$8	3%
Machine sales	173	123	50	41%	331	226	105	46%
Systems	72	60	12	20%	127	111	16	14%
Table products	59	44	15	34%	105	89	16	18%
Total revenue	$471	$390	$81	21%	$890	$745	$145	19%

F/X impact on revenue	$(1)	$(8)	$7	(88)%	$(6)	$(10)	$4	(40)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	30,550	30,836	(286)	(1)%	30,550	30,836	(286)	(1)%
Average daily revenue per unit	$47.54	$45.86	$1.68	4%	$46.59	$44.52	$2.07	5%

International units(1):
Installed base at period end	25,329	28,966	(3,637)	(13)%	25,329	28,966	(3,637)	(13)%
Average daily revenue per unit	$15.03	$13.63	$1.40	10%	$15.13	$13.72	$1.41	10%

Gaming machine unit sales:
U.S. and Canada new unit shipments	5,020	4,009	1,011	25%	9,077	7,391	1,686	23%
International new unit shipments	4,130	2,479	1,651	67%	7,751	4,393	3,358	76%
Total new unit shipments	9,150	6,488	2,662	41%	16,828	11,784	5,044	43%
Average sales price per new unit	$17,445	$17,176	$269	2%	$18,040	$17,141	$899	5%

(1) Excludes the impact of game content licensing revenue.
Gaming Operations
Gaming operations revenue for both current year periods demonstrated continued momentum driven by strong game performance of hit franchises, including our premium games. Average daily revenue per unit for U.S. and Canada increased by $1.68 and $2.07 for the three and six months ended June 30, 2023, respectively, and for International units it increased by $1.40 and $1.41, respectively. Gaming operations for U.S. and Canada had a 286-unit decrease in installed base, mainly due to reductions in our public gaming and leased core products, partially offset by growth in our premium games. International ending installed base decreased by 3,637 units primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Greece and Latin America.
Gaming Machine Sales
Gaming machine sales revenue increased as operator capital spending returned to more normalized levels. The increases for the three and six months ended June 30, 2023, as compared to prior periods, were due to higher sales of replacement units globally of 2,685 and 3,589, respectively, shipments of additional units into international new opening and expansion markets of 195 and 1,606, respectively, and higher average sales price per new unit mainly due to favorable shifts in product mix. The following table summarizes Gaming machine sales changes:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
U.S. and Canada unit shipments:
Replacement units	4,598	3,369	1,229	36%	8,358	6,521	1,837	28%
Casino opening and expansion units	422	640	(218)	(34)%	719	870	(151)	(17)%
Total unit shipments	5,020	4,009	1,011	25%	9,077	7,391	1,686	23%

International unit shipments:
Replacement units	3,899	2,443	1,456	60%	6,109	4,357	1,752	40%
Casino opening and expansion units	231	36	195	542%	1,642	36	1,606	4,461%
Total unit shipments	4,130	2,479	1,651	67%	7,751	4,393	3,358	76%
Operating Expenses and AEBITDA
Operating expenses for the three and six months ended June 30, 2023 increased by $32 million and $66 million, respectively, as compared to the corresponding prior year periods, primarily due to $23 million and $55 million, respectively, in higher cost of revenue associated with the increase in revenue as described above and $13 million and $20 million, respectively, in higher SG&A and restructuring and other costs, partially offset by lower D&A of $3 million and $9 million, respectively.
For the three and six months ended June 30, 2023 as compared to the prior year periods, AEBITDA increased by $54 million and $88 million, respectively, which is primarily related to increased revenue, and AEBITDA as a percentage of revenue (“AEBITDA margin”) increased by 3 and 2 percentage points, respectively, to 49% for both periods. AEBITDA also benefited from a change in the incentive compensation mix from cash to equity awards, resulting in a $2 million and $5 million benefit, respectively, as well as lower legal expenses.
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
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, GOLD FISH® Casino, QUICK HIT® Slots, 88 FORTUNES® Slots, MONOPOLY Slots, and HOT SHOT CASINO®. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include BINGO SHOWDOWN®, SOLITAIRE PETS™ Adventure and Backgammon Live as well as other titles in the hyper-casual space, including games such as CANDY CHALLENGE 3D™, BOSS LIFE™ and DEEP CLEAN INC. 3D™. During the three months ended June 30, 2023, SciPlay continued development and testing of various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON, and MICROSOFT. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY and JAMES BOND™. We believe that

SciPlay’s access to this content, coupled with its years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
Current Year Update
SciPlay entered 2023 with strong momentum and continues to see higher payer engagement. Revenue growth was primarily attributable to the social casino business, including games such as Jackpot Party Casino, Quick Hit Slots and Gold Fish Casino. SciPlay continues to deploy significant updates across a number of their portfolio games, execute on its strategic game updates and enhanced analytics, and pursue international expansion.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions unless otherwise noted)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenue:
Mobile in-app purchases	$170	$138	$32	23%	$335	$277	$58	21%
Web in-app purchases and other(1)	20	22	(2)	(9)%	41	41	—	—%
Total revenue	$190	$160	$30	19%	$376	$318	$58	18%
SciPlay KPIs:
In-App Purchases:
Mobile Penetration(2)	91%	90%	1 pp	nm	91%	90%	1 pp	nm
Average MAU(3)	5.8	5.9	(0.1)	(2)%	5.9	6.1	(0.2)	(3)%
Average DAU(4)	2.2	2.3	(0.1)	(4)%	2.3	2.3	—	—%
ARPDAU(5)	$0.93	$0.74	$0.19	26%	$0.91	$0.74	$0.17	23%
Average MPU(6) (in thousands)	609	560	49	9%	617	560	57	10%
AMRPPU(7)	$102.04	$90.99	$11.05	12%	$99.74	$91.72	$8.02	9%
Payer Conversion Rate(8)	10.5%	9.4%	1.1 pp	nm	10.4%	9.2%	1.2 pp	nm
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

For the three months ended June 30, 2023, revenues increased as social casino payer engagement increased and average monthly revenue per paying user reached a new record high.

For the six months ended June 30, 2023, revenues increased as social casino payer engagement increased with an increase in average monthly paying users.
The increase in mobile penetration percentage for the three and six months ended June 30, 2023 primarily reflects a continued trend of players migrating from web to mobile platforms to play SciPlay’s games.
Average MAU for the three and six months ended June 30, 2023 decreased due to the turnover in users.
ARPDAU increased with an increase in payers and higher daily average revenue per player while DAU slightly declined for the three months ended June 30, 2023.
ARPDAU increased as a function of flat average DAU coupled with an increase in payers for the six months ended June 30, 2023.
For the three and six months ended June 30, 2023, AMRPPU and average MPU increased as payer conversion improved compared to the prior year period.
Payer conversion rates continue to be at high levels due to consistent payer interaction with the games by players as a result of SciPlay’s focus on introducing new content, features and live events in their games.
Operating Expenses and AEBITDA
The increase in operating expenses for the three and six months ended June 30, 2023 as compared to the prior year periods was primarily correlated with the increase in revenue (as described above) as a result of higher platform fees, higher stock-based compensation of $6 million and $10 million, respectively, higher salaries and benefits related to an increase in headcount, and an impairment charge of $5 million related to the restructuring of a certain foreign studio.
AEBITDA for the three and six months ended June 30, 2023 increased as compared to the prior year periods primarily due to the increase in revenue (as described above), partially offset by higher operating costs resulting from increases in salaries and benefits. AEBITDA margin increased by 5 and 3 percentage points, respectively.
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
Current Year Update
We continue to expand our customer base and capitalize on growth in the European and North American markets by leveraging our industry leading platforms, content and solutions, as well as invest in our ability to scale our own original U.S. land-based content offering. Currently we have launched in six U.S. states, and we are positioned to enter others as additional state legislatures authorize online gaming. We are on track to launch our live casino operations in Michigan during the second half of 2023, pending final regulatory approvals.

Results of Operations

Three and Six Months Ended June 30, 2023 and 2022
The increase in iGaming revenue of 17% and 12% for the three and six months ended June 30, 2023, respectively, as compared to the prior year periods, was primarily due to continuing momentum in the U.S. market, which delivered 32% and 33% year-over-year revenue growth, respectively, driven by the strength of our original content and growth in gross gaming revenue. The current year periods also benefited from $2 million in license termination fees. Wagers processed through our Open Gaming System for both current year periods increased to $21 billion and $41 billion, respectively. The three and six months ended June 30, 2023 were impacted by unfavorable impact of foreign currency translation of $1 million and $4 million, respectively.
AEBITDA for the three and six months ended June 30, 2023 increased as compared to the prior year periods primarily due to the increase in revenue (as described above). AEBITDA margin decreased by 1 and increased by 1 percentage point for the three and six months ended June 30, 2023, respectively, as we continued strong launches of our original content and investments supporting ongoing growth.
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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of June 30, 2023, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment).

Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
L&W (excluding SciPlay)	$514	$750	$(12)	$1,252
SciPlay	395	150	—	545
Total as of June 30, 2023	$909	$900	$(12)	$1,797

L&W (excluding SciPlay)	$584	$750	$(12)	$1,322
SciPlay	330	150	—	480
Total as of December 31, 2022	$914	$900	$(12)	$1,802
Total cash held by our foreign subsidiaries was $152 million and $142 million as of June 30, 2023 and December 31, 2022, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. During the six months ended June 30, 2023, we repurchased 0.6 million shares of common stock under the program at an aggregate cost of $33 million.
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. SciPlay has since completed the initial share repurchase program authorization. On May 3, 2023, SciPlay’s Board of Directors approved another share repurchase program under which it is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. No share repurchases have been made under the new program as of June 30, 2023.
On August 8, 2023, we entered into a definitive agreement to acquire the remaining equity interest in SciPlay not already owned by us (see Note 1 for additional details). The SciPlay Acquisition, once completed, would require us to pay approximately $500 million to the holders of SciPlay Class A common stock (subject to certain exceptions set forth in the Merger Agreement).

Cash Flow Summary

	Six Months Ended June 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Net cash provided by operating activities from:
Continuing operations	$219	$13	$206
Discontinued operations	—	44	(44)
Net cash provided by operating activities	219	57	162
Net cash (used in) provided by investing activities from:
Continuing operations	(115)	(170)	55
Discontinued operations	(3)	5,629	(5,632)
Net cash (used in) provided by investing activities	(118)	5,459	(5,577)
Net cash used in financing activities from:
Continuing operations	(105)	(5,186)	5,081
Discontinued operations	—	(3)	3
Net cash used in financing activities	(105)	(5,189)	5,084
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(6)	7
(Decrease) increase in cash, cash equivalents and restricted cash	$(3)	$321	$(324)
Cash Flows from Operating Activities

	Six Months Ended June 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Net income	$32	$3,323	$(3,291)
Less: Income from discontinued operations, net of tax	—	(3,540)	3,540
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations	320	369	(49)
Changes in working capital accounts, excluding the effects of acquisitions	(97)	(145)	48
Changes in deferred income taxes and other	(36)	6	(42)
Net cash provided by operating activities from continuing operations	$219	$13	$206
Net cash provided by operating activities from continuing operations increased primarily due to a $158 million increase in earnings (drivers described above) and favorable changes in working capital accounts.
Changes in working capital accounts for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 benefited from lower interest payments, partially offset by $32 million in cash taxes associated with the Divestitures and $7 million in professional services associated with the ASX listing. The prior year period was also negatively impacted by the timing of disbursements including costs associated with the strategic review and accelerated cash interest payments associated with refinancing debt transactions in April 2022.
Cash Flows from Investing Activities
Net cash used in investing activities from continuing operations decreased primarily due to SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in the prior year period, partially offset by the settlement of cross-currency interest rate swaps in the prior year period, in which we received approximately $50 million in cash proceeds, and higher capital expenditures in the current year period. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Net cash provided by investing activities from discontinued operations decreased primarily as a result of the receipt of $5.7 billion in gross cash proceeds from the sale of the former Lottery Business, net of cash, cash equivalents and restricted cash transferred, during the second quarter of 2022.
Cash Flows from Financing Activities
Net cash used in financing activities decreased primarily due to the refinancing debt transactions in April 2022, in which we repaid $7.0 billion in senior notes (including redemption premium) and outstanding term loan borrowings and received $2.2 billion in proceeds from the issuance of the LNWI Term Loan B. We also purchased less of our outstanding common stock under our share repurchase program during the current year period. During the six months ended June 30, 2023 and 2022, we purchased $33 million and $203 million, respectively, of our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 10-K as well as Notes 11 and 12 and Item 3 below in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of June 30, 2023, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2023.
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 20 in our 2022 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2022 10-K, except as noted below.
Our secondary listing of the Company’s common stock on the Australian Securities Exchange could lead to price variations and other impacts on holders our common stock.
On May 22, 2023 (AEST), our common stock was listed as CDIs on the ASX and commenced active trading under the ASX code “LNW,” in addition to our existing primary listing on The Nasdaq Stock Market (“Nasdaq”). Dual listing may result in price variations between our securities listed on the different exchanges due to a number of factors, including that our common stock listed on the Nasdaq is traded in U.S. dollars and any CDIs listed on the ASX are traded in Australian Dollars, volatility in the exchange rate of the two currencies and differences between the vacation schedules, trading schedules and time zones of the two exchanges, among other factors. A decrease in the price of our securities in one market may result in a decrease in the price of our securities in the other market. Dual listing also presents us with the opportunity to raise additional funds through the issuance of CDIs, which could cause dilution to existing stockholders.
The SciPlay Acquisition subjects us to a number of risks and uncertainties, including lack of assurance regarding the timing of completion of the transaction, whether it will yield additional value for our stockholders and whether it will adversely impact our business, financial results, results of operations, cash flows or stock price.
On August 8, 2023, we entered into a definitive agreement to acquire the remaining equity interest in SciPlay not already owned by us (approximately 17%) pursuant to a merger in which SciPlay’s shareholders will receive $22.95 for each share of SciPlay Class A common stock they own (subject to certain exceptions set forth in the Merger Agreement) in an all-cash transaction (valued at approximately $500 million subject to the total count of outstanding SciPlay Class A shares at closing).
The SciPlay Acquisition exposes us to a number of risks and uncertainties, including the possibility that the conditions to the completion of the SciPlay Acquisition may not be satisfied on the anticipated schedule or at all; that L&W may be unable to achieve the expected operational, strategic and financial benefits of the SciPlay Acquisition; diversion of management’s time to the processes associated with evaluating and consummating the SciPlay Acquisition; the incurrence of significant expenses associated with the review, pursuit and consummation of the SciPlay Acquisition; difficulties in retaining or motivating key management personnel of SciPlay; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price. There can be no assurance that the SciPlay Acquisition will provide greater value to our stockholders than that reflected in our current stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 84,919 shares under the share repurchase program during the three months ended June 30, 2023.

($ in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share	Total Cost of Repurchase (in millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
4/1/2023 - 4/30/2023	60,039	$60.06	$4	$313
5/1/2023 - 5/31/2023	24,880	$59.70	1	$312
6/1/2023 - 6/30/2023	—	$—	—	$312
Total	84,919	$59.96	$5	$312
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.
Amendment and Restatement of Bylaws
On August 3, 2023, the Board of Directors of the Company approved an amendment and restatement of the Company’s Second Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), which became effective the same day. The Third Amended and Restated Bylaws incorporate certain amendments to, among other things:
a.update the procedural mechanics and disclosure requirements relating to director nominations made by stockholders in light of new federal proxy rules mandating the use of “universal” proxy cards in contested director elections, including by:
i.requiring that any stockholder submitting a nomination provide the Company with reasonable documentary evidence five business days prior to the meeting that the representations with respect to Rule 14a-19 under the Exchange Act (i.e., federal proxy rules regarding the use of “universal” proxy cards in contested director elections) required to be set forth in such stockholder’s nomination notice have been complied with;
ii.requiring that any stockholder soliciting proxies in accordance with the representations of Rule 14a-19 under the Exchange Act notify the Company of any change in such intent within two business days;
iii.limiting the number of nominees a stockholder may nominate for election at a meeting of stockholders to the number of directors to be elected at such meeting; and
iv.clarifying how votes of stockholders are treated by the Company in the event proxies for disqualified or withdrawn nominees for the Board are received;
b.require that a stockholder indirectly or directly soliciting proxies from other stockholders use a proxy card color other than white.
The Third Amended and Restated Bylaws also make certain other amendments reflecting clarifying, non-substantive, administrative or procedural changes to modernize and update the bylaws.
The foregoing description of the bylaws amendment is qualified in its entirety by reference to the copy of the Third Amended and Restated Bylaws which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.
Certificate of Withdrawal of Series A Junior Participating Preferred Stock
In connection with the June 19, 2023 expiration of the Amended and Restated Rights Agreement, dated as of January 10, 2018 (as previously amended by the first amendment, dated as of June 16, 2020), between the Company and American Stock Transfer & Trust Company, LLC, on August 8, 2023, the Company filed with the office of the Nevada Secretary of State a Certificate of Withdrawal of Certificate of Designation of Series A Junior Participating Preferred Stock (the “Certificate of Withdrawal”), which, effective upon filing, eliminated from the Company’s articles of incorporation the Certificate of Designation of Series A Junior Participating Preferred Stock the Company filed with the Nevada Secretary of State on January 10, 2018 (as previously amended by the first amendment, dated as of August 5, 2022), returning the shares previously designated as Series A Junior Participating Preferred Stock to authorized but undesignated shares of the Company’s preferred stock. The foregoing summary of the terms of the Certificate of Withdrawal does not purport to be complete and is qualified in its entirety by reference to the Certificate of Withdrawal, a copy of which is attached as Exhibit 3.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022 (incorporated by reference to Exhibit 3.1(a) to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

3.2	Third Amended and Restated Bylaws of Light & Wonder, Inc., effective as of August 3, 2023.(†)

3.3	Certificate of Withdrawal of Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Nevada on August 8, 2023.(†)

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

31.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(†) Filed herewith.
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHT & WONDER, INC.
(Registrant)

		By:	/s/ Constance P. James
		Name:	Constance P. James
		Title:	Executive Vice President, Chief Financial Officer, Treasurer, Corporate Secretary, and Principal Accounting Officer

Dated:	August 8, 2023