Form 10-Q
period 2023-09-30
Light & Wonder, Inc.
filed 2023-11-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common stock outstanding as of November 3, 2023 was 90,047,398.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2022 10-K	2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by LNWI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
2031 Unsecured Notes	7.500% senior unsecured notes due 2031 issued by LNWI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASX	Australian Securities Exchange
CDIs	CHESS Depositary Interests, instruments traded on the ASX
CMS	casino-management system
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020), the resulting pandemic and the associated impacts on the macroeconomic environment in general and our business environment specifically
D&A	depreciation, amortization and impairments (excluding goodwill)
Divested Businesses or Divestitures	The Lottery Business and Sports Betting Business combined or the sales of these, as appropriate within the context
Exchange Act	Securities Exchange Act of 1934, as amended
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
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

Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
R&D	research and development
RSU	restricted stock unit
SciPlay	SciPlay Corporation
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Senior Notes or Unsecured Notes	refers to the 2028 Unsecured Notes, 2029 Unsecured Notes and 2031 Unsecured Notes, collectively
SG&A	selling, general and administrative
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
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
•the possibility that we may be unable to achieve expected operational, strategic and financial benefits of the SciPlay Merger (as defined below);
•the outcome of any legal proceedings that may be instituted following completion of the SciPlay Merger;
•failure to retain key management and employees of SciPlay;
•unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, war, armed conflicts or hostilities or the COVID-19 pandemic, the impact such events may have on our customers, suppliers, employees, consultants, business partners or operations, as well as management’s response to any of the aforementioned factors;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Services	$503	$453	$1,476	$1,329
Products	228	195	655	501
Total revenue	731	648	2,131	1,830
Operating expenses:
Cost of services(1)	113	101	331	283
Cost of products(1)	105	92	307	251
Selling, general and administrative	204	181	599	535
Research and development	55	56	168	163
Depreciation, amortization and impairments	90	102	298	317
Restructuring and other	17	27	66	106
Operating income	147	89	362	175
Other (expense) income:
Interest expense	(78)	(68)	(231)	(254)
Loss on debt financing transactions	(15)	—	(15)	(147)
Gain on remeasurement of debt and other	—	—	—	27
Other income, net	40	3	23	10
Total other expense, net	(53)	(65)	(223)	(364)
Net income (loss) from continuing operations before income taxes	94	24	139	(189)
Income tax expense	(14)	(4)	(27)	(8)
Net income (loss) from continuing operations	80	20	112	(197)
Net income from discontinued operations, net of tax(2)	—	315	—	3,855
Net income	80	335	112	3,658
Less: Net income attributable to noncontrolling interest	5	7	16	13
Net income attributable to L&W	$75	$328	$96	$3,645
Per Share - Basic:
Net income (loss) from continuing operations	$0.83	$0.14	$1.05	$(2.20)
Net income from discontinued operations	—	3.33	—	40.43
Net income attributable to L&W	$0.83	$3.47	$1.05	$38.23
Per Share - Diluted:
Net income (loss) from continuing operations	$0.81	$0.14	$1.03	$(2.20)
Net income from discontinued operations	—	3.28	—	40.43
Net income attributable to L&W	$0.81	$3.42	$1.03	$38.23
Weighted average number of shares used in per share calculations:
Basic shares	91	94	91	95
Diluted shares	92	96	93	95

(1) Excludes depreciation, amortization, and impairments.
(2) The three and nine months ended September 30, 2022 include a pre-tax gain of $362 million and $4,930 million, respectively, on the sale of discontinued operations (see Note 2).

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$80	$335	$112	$3,658
Other comprehensive loss:
Foreign currency translation loss, net of tax	(71)	(105)	(21)	(183)
Derivative financial instruments unrealized gain, net of tax	5	24	8	29
Other comprehensive loss from continuing operations	(66)	(81)	(13)	(154)
Other comprehensive income from discontinued operations	—	12	—	—
Total comprehensive income	14	266	99	3,504
Less: comprehensive income attributable to noncontrolling interest	5	7	16	13
Comprehensive income attributable to L&W	$9	$259	$83	$3,491

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$891	$914
Restricted cash	50	47
Receivables, net of allowance for credit losses of $40 and $38, respectively	477	455
Inventories	183	161
Prepaid expenses, deposits and other current assets	119	117
Total current assets	1,720	1,694
Non-current assets:
Restricted cash	6	6
Receivables, net of allowance for credit losses of $1 and $2, respectively	11	14
Property and equipment, net	229	204
Operating lease right-of-use assets	43	49
Goodwill	2,903	2,919
Intangible assets, net	638	797
Software, net	151	145
Deferred income taxes	112	114
Other assets	74	67
Total assets	$5,887	$6,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22	$24
Accounts payable	162	154
Accrued liabilities	403	380
Income taxes payable	32	64
Total current liabilities	619	622
Deferred income taxes	43	87
Operating lease liabilities	30	37
Other long-term liabilities	194	232
Long-term debt, excluding current portion	3,855	3,870
Total liabilities	4,741	4,848
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 116 and 115 shares issued, respectively, and 90 and 91 shares outstanding, respectively	1	1
Additional paid-in capital	1,402	1,370
Retained earnings	613	517
Treasury stock, at cost, 26 and 24 shares, respectively	(726)	(580)
Accumulated other comprehensive loss	(331)	(318)
Total L&W stockholders’ equity	959	990
Noncontrolling interest	187	171
Total stockholders’ equity	1,146	1,161
Total liabilities and stockholders’ equity	$5,887	$6,009

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$112	$3,658
Less: Income from discontinued operations, net of tax	—	(3,855)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations	436	488
Changes in working capital accounts, excluding the effects of acquisitions	(81)	(641)
Changes in deferred income taxes and other	(44)	4
Net cash provided by (used in) operating activities from continuing operations	423	(346)
Net cash provided by operating activities from discontinued operations	—	52
Net cash provided by (used in) operating activities	423	(294)
Cash flows from investing activities:
Capital expenditures	(182)	(158)
Acquisitions of businesses, net of cash acquired	(4)	(118)
Proceeds from settlement of cross-currency interest rate swaps and other	(1)	52
Net cash used in investing activities from continuing operations	(187)	(224)
Net cash (used in) provided by investing activities from discontinued operations(1)	(3)	6,368
Net cash (used in) provided by investing activities	(190)	6,144
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	280
Repayments under revolving credit facilities	—	(280)
Proceeds from issuance of senior notes and term loans	550	2,200
Repayment of notes and term loans (including redemption premium)	(562)	(6,984)
Payments on long-term debt	(17)	(103)
Payments of debt issuance and deferred financing costs	(8)	(37)
Payments on license obligations	(26)	(30)
Purchase of L&W common stock	(145)	(203)
Purchase of SciPlay’s Class A common stock	(23)	(18)
Net redemptions of common stock under stock-based compensation plans and other	(20)	(35)
Net cash used in financing activities from continuing operations	(251)	(5,210)
Net cash used in financing activities from discontinued operations	—	(3)
Net cash used in financing activities	(251)	(5,213)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(12)
(Decrease) increase in cash, cash equivalents and restricted cash	(20)	625
Cash, cash equivalents and restricted cash, beginning of period	967	701
Cash, cash equivalents and restricted cash, end of period	947	1,326
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—
Cash, cash equivalents and restricted cash of continuing operations, end of period	$947	$1,326
Supplemental cash flow information:
Cash paid for interest	$221	$271
Income taxes paid	119	497
Distributed earnings from equity investments	2	4
Cash paid for contingent consideration included in operating activities	9	—
Supplemental non-cash transactions:
Non-cash interest expense	$8	$12
Fair value of securities received in sale of discontinued operations	—	46

(1) The nine months ended September 30, 2022 include $6,409 million in gross cash proceeds from the sale of discontinued operations, net of cash, cash equivalents and restricted cash transferred.

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
On October 23, 2023, we acquired the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to a merger (the “SciPlay Merger”) in an all-cash transaction of $496 million, excluding transaction fees and expenses. As a result of the SciPlay Merger, SciPlay ceased to be publicly traded and became a wholly owned subsidiary of L&W. Upon completion of the SciPlay Merger, the SciPlay Revolver was terminated. There were no borrowings outstanding under the SciPlay Revolver at the time of termination.
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
Other Income, net
Other income, net includes gains and losses from foreign currency transactions, interest income, earnings (losses) from equity investments and other items. Other income, net for the three and nine months ended September 30, 2023 primarily consisted of a gain of $30 million and a loss of $9 million, respectively, related to foreign currency transactions as well as $10 million and $28 million, respectively, in interest income. Foreign currency transaction gains and losses as well as interest income were not material for the three and nine months ended September 30, 2022.
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
For the three and nine months ended September 30, 2023, we included 1 million and 2 million, respectively, of common stock equivalents in the calculation of diluted net income attributable to L&W per share, and for the three months ended September 30, 2022, we included 2 million of common stock equivalents in the calculation of diluted net income attributable to L&W per share. Basic and diluted net income attributable to L&W per share were the same for the nine months ended September 30, 2022, as all common stock equivalents would have been anti-dilutive for that period. We excluded 2 million of stock options and 2 million of RSUs outstanding from the calculation of diluted weighted-average common shares outstanding for the nine months ended September 30, 2022.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within the Notes of our 2022 10-K that are expected to have a material impact on our consolidated financial statements.
(2) Discontinued Operations
We completed the Divestitures in 2022 and reflected the prior period financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations. For the sale of our former Lottery Business completed during the second quarter of 2022, we received $5.7 billion in gross cash proceeds and recorded a pre-tax gain of $4.6 billion. For the sale of our former Sports Betting Business completed during the third quarter of 2022, we received $796 million in gross proceeds and recorded a pre-tax gain of $362 million. The summarized results of our discontinued operations were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total revenue	$32	$371
Total cost of revenue	9	177
Other operating expenses(1)	31	180
Operating (loss) income	(8)	14
Total other income, net	2	10
Net (loss) income from discontinued operations before income taxes	(6)	24
Gain on sale of discontinued operations before income taxes	362	4,930
Total net income from discontinued operations before income taxes	356	4,954
Income tax expense	(41)	(1,099)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$315	$3,855

(1) The three and nine months ended September 30, 2022 include stock-based compensation of $7 million and $18 million, respectively, and $7 million and $85 million, respectively, related to direct transaction closing fees.

(3) Revenue Recognition
The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gaming
Gaming operations	$166	$161	$493	$479
Gaming machine sales	172	140	503	366
Gaming systems	71	70	197	181
Table products	56	48	161	137
Total	$465	$419	$1,354	$1,163
SciPlay
Mobile in-app purchases	$173	$149	$509	$426
Web in-app purchases and other(1)	23	22	64	63
Total	$196	$171	$573	$489
iGaming	$70	$58	$204	$178

(1) Other primarily represents advertising revenue, which was not material in the periods presented.

The amount of rental income revenue that is outside the scope of ASC 606 was $127 million and $367 million for the three and nine months ended September 30, 2023, respectively, and $116 million and $347 million for the three and nine months ended September 30, 2022, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30, 2023
Contract liability balance, beginning of period(1)	$36
Liabilities recognized during the period	15
Amounts recognized in revenue from beginning balance	(20)
Contract liability balance, end of period(1)	$31

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

	Receivables	Contract Assets(1)
Beginning of period balance	$469	$24
End of period balance, September 30, 2023	488	20

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of September 30, 2023, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
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

	Three Months Ended September 30, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$465	$196	$70	$—	$731
AEBITDA(2)	235	61	25	(35)	$286
Reconciling items to net income from continuing operations before income taxes:
D&A	(64)	(6)	(12)	(8)	(90)
Restructuring and other	(1)	(2)	(4)	(10)	(17)
Interest expense				(78)	(78)
Loss on debt financing transactions				(15)	(15)
Other income, net				39	39
Stock-based compensation				(31)	(31)
Net income from continuing operations before income taxes					$94

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
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Nine Months Ended September 30, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,354	$573	$204	$—	$2,131
AEBITDA(2)	673	174	72	(104)	$815
Reconciling items to net income from continuing operations before income taxes:
D&A	(221)	(23)	(36)	(18)	(298)
Restructuring and other	(10)	(5)	(14)	(37)	(66)
Interest expense				(231)	(231)
Loss on debt financing transactions				(15)	(15)
Other income, net				19	19
Stock-based compensation				(85)	(85)
Net income from continuing operations before income taxes					$139

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee severance and related	$2	$5	$15	$7
Strategic review and related(1)	9	14	27	68
Contingent acquisition consideration(2)	1	—	10	12
Restructuring, integration and other	5	8	14	19
Total	$17	$27	$66	$106

(1) Includes costs associated with the SciPlay Merger, ASX listing, Divestitures (including ongoing separation activities), rebranding and related activities.
(2) Represents contingent consideration fair value adjustment (see Note 12).
(6) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	September 30, 2023	December 31, 2022
Current:
Receivables	$517	$493
Allowance for credit losses	(40)	(38)
Current receivables, net	477	455
Long-term:
Receivables	12	16
Allowance for credit losses	(1)	(2)
Long-term receivables, net	11	14
Total receivables, net	$488	$469
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	September 30, 2023	Balances over 90 days past due	December 31, 2022	Balances over 90 days past due
Receivables:
U.S. and Canada	$331	$3	$297	$5
International	198	41	212	34
Total receivables	529	44	509	39
Receivables allowance:
U.S. and Canada	(18)	(5)	(18)	(5)
International	(23)	(13)	(22)	(22)
Total receivables allowance	(41)	(18)	(40)	(27)
Receivables, net	$488	$26	$469	$12
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.

The activity in our allowance for receivable credit losses for each of the three and nine months ended September 30, 2023 and 2022 is as follows:

	2023			2022
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(40)	$(18)	$(22)	$(54)
Provision	(1)	(1)	—	(3)
Charge-offs and recoveries	1	—	1	7
Allowance for credit losses as of March 31	$(40)	$(19)	$(21)	$(50)
Provision	(4)	—	(4)	(1)
Charge-offs and recoveries	2	1	1	3
Allowance for credit losses as of June 30	$(42)	$(18)	$(24)	$(48)
Provision	—	—	—	4
Charge-offs and recoveries	1	—	1	1
Allowance for credit losses as of September 30	$(41)	$(18)	$(23)	$(43)
As of September 30, 2023 and December 31, 2022, 5% and 3%, respectively, of our total receivables, net, were past due by over 90 days.
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

	As of September 30, 2023
	Total	Current	Balances over 90 days past due
Receivables	$56	$38	$18
Allowance for credit losses	(17)	(9)	(8)
Receivables, net	$39	$29	$10
We continuously review receivables and, as information concerning credit quality arises, reassess our expectations of future losses and record an incremental reserve if warranted at that time. Our current allowance for credit losses represents our current expectation of credit losses; however, future expectations could change as international unrest or other macro-economic factors impact the financial stability of our customers.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2023 and December 31, 2022, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(7) Inventories
Inventories consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Parts and work-in-process	$120	$124
Finished goods	63	37
Total inventories	$183	$161
    Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consists of gaming machines for sale.

(8) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Land	$6	$6
Buildings and leasehold improvements	59	56
Gaming machinery and equipment	725	685
Furniture and fixtures	25	25
Construction in progress	10	9
Other property and equipment	99	88
Less: accumulated depreciation	(695)	(665)
Total property and equipment, net	$229	$204
Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within Depreciation, amortization and impairments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$30	$27	$87	$82
(9) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$899	$(549)	$350	$902	$(503)	$399
Intellectual property	934	(747)	187	948	(714)	234
Licenses	374	(295)	79	371	(273)	98
Brand names	127	(116)	11	129	(108)	21
Trade names	162	(155)	7	162	(122)	40
Patents and other	11	(7)	4	12	(7)	5
Total intangible assets	$2,507	$(1,869)	$638	$2,524	$(1,727)	$797
The following reflects intangible amortization expense included within Depreciation, amortization and impairments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense(1)	$41	$60	$160	$180

(1) The nine months ended September 30, 2023 include an intangible assets non-cash impairment charge of $4 million related to SciPlay restructuring of a certain foreign studio.

Goodwill
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2022 to September 30, 2023.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2022	$2,373	$213	$333	$2,919
Foreign currency adjustments	(3)	(5)	(8)	(16)
Balance as of September 30, 2023	$2,370	$208	$325	$2,903

(1) Accumulated goodwill impairment charges for the Gaming segment as of September 30, 2023 were $989 million.
(10) Software, net
Software, net consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Software	$1,116	$1,064
Accumulated amortization	(965)	(919)
Software, net	$151	$145
The following reflects amortization of software included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$19	$15	$51	$55

(11) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	September 30, 2023					December 31, 2022
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SciPlay Revolver(1)	2024	variable	$—	$—	$—	$—
LNWI Revolver	2027	variable	—	—	—	—
LNWI Term Loan B	2029	variable	2,173	(27)	2,146	2,159
LNWI Senior Notes:
2025 Unsecured Notes	2025	8.625%	—	—	—	545
2028 Unsecured Notes	2028	7.000%	700	(6)	694	693
2029 Unsecured Notes	2029	7.250%	500	(5)	495	495
2031 Unsecured Notes	2031	7.500%	550	(8)	542	—
Other	—	—	—	—	—	2
Total long-term debt outstanding			$3,923	$(46)	$3,877	$3,894
Less: current portion of long-term debt					(22)	(24)
Long-term debt, excluding current portion					$3,855	$3,870
Fair value of debt(2)			$3,895

(1) On October 23, 2023, upon completion of the SciPlay Merger, the SciPlay Revolver was terminated.
(2) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
Issuance of 2031 Unsecured Notes and Redemption of 2025 Unsecured Notes
On August 23, 2023, we issued $550 million in aggregate principal amount of 7.500% senior unsecured notes due 2031 pursuant to an indenture among LNWI, as issuer, the Company, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. We received net proceeds of $544 million from the issuance. The 2031 Unsecured Notes bear interest at the rate of 7.500% per annum, which accrues from August 23, 2023, and is payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2024. We may redeem some or all of the 2031 Unsecured Notes at any time prior to September 1, 2026, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of the redemption plus a “make whole” premium. We may redeem some or all of the 2031 Unsecured Notes at any time on or after September 1, 2026, at the prices specified in the indenture.
The 2031 Unsecured Notes are senior obligations of LNWI, rank equally with all of its existing and future senior debt and rank senior to all of its existing and future debt that is expressly subordinated to the 2031 Unsecured Notes. The 2031 Unsecured Notes are guaranteed on a senior unsecured basis by the Company and all of its wholly owned domestic restricted subsidiaries (other than LNWI and certain immaterial subsidiaries), subject to customary exceptions. The net proceeds of the 2031 Unsecured Notes offering, together with cash on hand, were used to redeem all $550 million of the 2025 Unsecured Notes and to pay accrued and unpaid interest thereon plus related premiums, fees and expenses.
We were in compliance with the financial covenants under all debt agreements as of September 30, 2023 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2022 10-K).

Loss on Debt Financing Transactions
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Repayment of principal balance at premium	$12	$—	$12	$90
Unamortized debt discount and deferred financing costs, net	3	—	3	57
Total loss on debt refinancing transactions	$15	$—	$15	$147
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
Derivative Financial Instruments
As of September 30, 2023, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our new variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of interest rate swaps was $700 million as of September 30, 2023. These hedges mature in April 2027. We also previously had interest rate swap contracts that matured in February 2022.
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
The following table shows the gain and interest expense recognized on our interest rate swap contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain recorded in accumulated other comprehensive loss, net of tax	$5	$24	$8	$29
Interest income (expense) recorded related to interest rate swap contracts	4	(2)	11	(8)
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest expense which reflects the effects of cash flow hedges	$(78)	$(68)	$(231)	$(254)
Hedged item	(5)	(5)	(15)	(12)
Derivative designated as hedging instrument	9	3	26	4
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	September 30, 2023	December 31, 2022
Interest rate swaps	Other assets	$40	$30
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2022 to September 30, 2023.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2022	$79	$34	$45
Payments	(23)
Fair value adjustments(1)	10
Other adjustments(2)	(3)
Balance as of September 30, 2023	$63	$44	$19

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

(13) Stockholders’ Equity
Changes in Stockholders’ Equity (Deficit)
The following tables present certain information regarding our stockholders’ equity as of September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2023	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(14)	—	—	—	—	(14)
Purchase of treasury stock	—	—	—	(28)	—	—	(28)
Purchase of SciPlay’s Class A common stock	—	(8)	—	—	—	—	(8)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	22	—	—	5	27
Other comprehensive income	—	—	—	—	6	—	6
March 31, 2023	$1	$1,388	$539	$(608)	$(312)	$176	$1,184
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	(5)	—	—	(5)
Purchase of SciPlay’s Class A common stock	—	(15)	—	—	—	—	(15)
Stock-based compensation	—	13	—	—	—	—	13
Net (loss) income	—	—	(1)	—	—	6	5
Other comprehensive income	—	—	—	—	47	—	47
June 30, 2023	$1	$1,387	$538	$(613)	$(265)	$182	$1,230
Vesting of RSUs, net of tax withholdings and other	—	3	—	—	—	—	3
Purchase of treasury stock(1)	—	—	—	(113)	—	—	(113)
Stock-based compensation	—	12	—	—	—	—	12
Net income	—	—	75	—	—	5	80
Other comprehensive loss	—	—	—	—	(66)	—	(66)
September 30, 2023	$1	$1,402	$613	$(726)	$(331)	$187	$1,146

(1) Includes excise taxes of $1 million for the three and nine months ended September 30, 2023.

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2022	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings and other	—	(31)	—	—	—	—	(31)
Purchase of treasury stock	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	17	—	—	—	—	17
Net income	—	—	26	—	—	2	28
Other comprehensive loss	—	—	—	—	(37)	—	(37)
March 31, 2022	$1	$1,366	$(3,132)	$(226)	$(298)	$152	$(2,137)
Vesting of RSUs, net of tax withholdings and other	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(152)	—	—	(152)
Purchase of SciPlay’s Class A common stock	—	(6)	—	—	—	(1)	(7)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	3,291	—	—	4	3,295
Other comprehensive loss(1)	—	—	—	—	(48)	—	(48)
June 30, 2022	$1	$1,375	$159	$(378)	$(346)	$155	$966
Vesting of RSUs, net of tax withholdings and other	—	(3)	—	—	—	—	(3)
Purchase of SciPlay’s Class A common stock		(10)				(1)	(11)
Stock-based compensation	—	14	—	—	—	—	14
Net income	—	—	328	—	—	7	335
Other comprehensive loss(1)	—	—	—	—	(69)	—	(69)
September 30, 2022	$1	$1,376	$487	$(378)	$(415)	$161	$1,232

(1) Includes reclassifications of $51 million and $74 million for the three and nine months ended September 30, 2022, respectively, from accumulated other comprehensive loss into income due to the sales of discontinued operations (see Note 2).

Stock-based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Related to L&W stock options	$—	$—	$—	$1
Related to L&W RSUs	19	12	59	39
Related to SciPlay RSUs	12	3	26	7
Total(1)	$31	$15	$85	$47

(1) Includes $19 million and $45 million classified as liability awards for the three and nine months ended September 30, 2023, respectively, and $6 million and $16 million for the three and nine months ended September 30, 2022, respectively.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the nine months ended September 30, 2023 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	1.7	$46.66
Granted	1.1	$57.54
Vested	(1.0)	$44.52
Cancelled	(0.1)	$50.43
Unvested RSUs as of September 30, 2023	1.7	$54.66
The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2023 and 2022 was $57.54 and $57.26, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of September 30, 2023, we had $58 million in total unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the nine months ended September 30, 2023 and 2022 was $58 million and $72 million, respectively.
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
Share Repurchase Programs
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. During the nine months ended September 30, 2023, we repurchased 2.1 million shares of common stock under the program at an aggregate cost of $146 million (including excise tax).
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. On May 3, 2023, SciPlay’s Board of Directors approved another share repurchase program under which it is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. During the nine months ended September 30, 2023, SciPlay repurchased 1.4 million shares of Class A common stock under the programs at an aggregate cost of $23 million. As described in Note 1, on October 23, 2023, we completed the SciPlay Merger, and upon its completion, the SciPlay share repurchase program was terminated.
(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of September 30, 2023.
Our income tax expense (including discrete items) was $14 million and $27 million for the three and nine months ended September 30, 2023, respectively, and $4 million and $8 million for the three and nine months ended September 30, 2022, respectively. In 2023, our effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of certain non-deductible items including foreign exchange losses, offset by tax benefits from internal restructuring transactions in the first quarter of 2023. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances, including our former 17% noncontrolling interest in SciPlay.

(15) Leases
Our total operating lease expense for the three and nine months ended September 30, 2023 was $6 million and $17 million, respectively, and $6 million and $16 million for the three and nine months ended September 30, 2022, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$43	$49
Accrued liabilities	17	17
Operating lease liabilities	30	37
Total operating lease liabilities	$47	$54
Weighted average remaining lease term, units in years	4	4
Weighted average discount rate	5%	5%

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15	$15
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3	$17
Lease liability maturities:

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Less Imputed Interest	Total
Operating leases	$5	$17	$13	$9	$5	$4	$(6)	$47
As of September 30, 2023, we did not have material additional operating leases that have not yet commenced.
(16) Litigation
We are involved in various legal proceedings, which are described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $11 million for all of our legal matters that were contingencies as of September 30, 2023 and December 31, 2022.
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
In June 1999, Ecosalud filed a collection proceeding against LNWI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied LNWI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). LNWI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, LNWI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, LNWI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022. On May 24, 2022, the case was transferred from the Council of State to the Tribunal for further proceedings. On August 18, 2022, LNWI filed a constitutional challenge to the Council of State’s December 10, 2020 decision with that court, which was denied on October 7, 2022. On December 7, 2022, LNWI filed an appeal with the Council of State from the denial of the constitutional challenge, which was denied on May 24, 2023. On June 28, 2023, the Columbian Constitutional Court received the record of the constitutional appeal for further consideration, and on September 26, 2023, that court selected LNWI’s constitutional appeal for further consideration.
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
Sornberger Matter
On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. On August 24, 2023, plaintiff voluntarily dismissed her complaint without prejudice, and re-filed it in the Circuit Court of Franklin County, Alabama. On September 27, 2023, defendants removed the re-filed action to the United States District Court for the Northern District of Alabama. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Roberts Matter
On July 25, 2023, claimant Donovan Roberts filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of Kentucky’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the claimant. On October 6, 2023, the respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

Ebersole Matter
On July 25, 2023, claimant Christopher Ebersole filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, the respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Murnaghan Matter
On July 25, 2023, claimant Hope Murnaghan filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of Massachusetts’ anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Massachusetts players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, the respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

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
In addition to our existing primary Nasdaq listing, our common stock is listed as CDIs on the ASX and commenced active trading on May 22, 2023 (AEST) under the ticker symbol “LNW.” We believe this secondary listing is creating substantial benefits for L&W and its shareholders, including enhancing the Company’s profile in Australia, one of the leading markets for the L&W’s Gaming business, and providing the Company access to new long-term Australian institutional investors that complement our strong existing base of shareholders.
We completed the third quarter of 2023 maintaining strong momentum and delivered a 10th consecutive quarter of consolidated revenue growth and fifth consecutive quarter of double-digit growth year-over-year, continuing advancement on our strategic plan and toward our long-term financial targets. Consolidated revenue growth was driven by double-digit growth across all of our businesses, including a fifth consecutive quarter of record revenues for SciPlay, and iGaming revenue held at a quarterly record level. We have returned $112 million of capital to shareholders through the repurchase of 1.5 million shares of common stock during the three months ended September 30, 2023, and since the initiation of the share repurchase program, we have returned a total of $550 million of capital to shareholders by repurchasing 9.1 million shares of common stock, or 73% of total program authorization.
As described in Note 1, on October 23, 2023, we acquired the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to the SciPlay Merger in an all-cash transaction for $496 million, excluding transaction fees and expenses. As a result of the SciPlay Merger, SciPlay ceased to be publicly traded and became a wholly owned subsidiary of L&W. We believe that this transaction will enable seamless collaboration with SciPlay that will add further momentum to our already robust cross-platform strategy, provide flexibility for use of SciPlay cash flows for investments across the enterprise, and facilitate long-term margin enhancement opportunities via synergies, all of which are expected to increase long-term shareholder value.
We have a significant portion of SciPlay personnel located in Tel Aviv, Israel. In light of current circumstances in Israel, we are actively monitoring developments and are ready to redirect resources as needed to minimize impact on SciPlay operations. We do not have servers or infrastructure that are located in Israel that host our games. While we have not yet seen an impact on our business from current events, they could negatively affect the performance of the personnel in that area and have an adverse impact on our business if these events continue and/or escalate. Refer to “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q for more information.
CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Total revenue	$731	$648	$83	13%	$2,131	$1,830	$301	16%
Total operating expenses	584	559	25	4%	1,769	1,655	114	7%
Operating income	147	89	58	65%	362	175	187	107%
Net income (loss) from continuing operations before income taxes	94	24	70	292%	139	(189)	328	174%
Net income (loss) from continuing operations	80	20	60	300%	112	(197)	309	157%
Net income from discontinued operations, net of tax(1)	—	315	(315)	nm	—	3,855	(3,855)	nm
Net income attributable to L&W	75	328	(253)	nm	96	3,645	(3,549)	nm

nm = not meaningful.
(1) The three months ended September 30, 2022 include a pre-tax gain of $362 million on the sale of the Sports Betting Business, and the nine months ended September 30, 2022 include a total pre-tax gain of $4,930 million on the Divestitures (see Note 2).

Revenue

Consolidated Revenue by Business Segment
(in millions)
Three Months Ended September 30, 2023 and 2022	Nine Months Ended September 30, 2023 and 2022
Gaming revenue growth of 11% and 16% for the three and nine months ended September 30, 2023, respectively, was primarily driven by continued momentum in global Gaming machine sales, coupled with stronger performance in our U.S. and Canada premium install base, and increased demand for Table products and Systems.
SciPlay revenue increased 15% and 17% for the three and nine months ended September 30, 2023, respectively. Average revenue per daily active user grew 20% and 22% for the three and nine months ended September 30, 2023, respectively, reaching a new record high of $0.96 for the three months ended September 30, 2023. Social casino payer engagement and average monthly paying users also increased for both periods.
The increases in iGaming revenue of 21% and 15% for the three and nine months ended September 30, 2023, respectively, were driven by growth both in the U.S. and international markets from the strength of our original content and benefited from $3 million and $5 million, respectively, in certain termination fees. In October 2023, we launched our live casino operations in Michigan, reaching a strategic market expansion milestone for our iGaming business.

Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Operating expenses:
Cost of services	$113	$101	$12	12%	$331	$283	$48	17%
Cost of products	105	92	13	14%	307	251	56	22%
Selling, general and administrative	204	181	23	13%	599	535	64	12%
Research and development	55	56	(1)	(2)%	168	163	5	3%
Depreciation, amortization and impairments	90	102	(12)	(12)%	298	317	(19)	(6)%
Restructuring and other	17	27	(10)	(37)%	66	106	(40)	(38)%
Total operating expenses	$584	$559	$25	4%	$1,769	$1,655	$114	7%
Cost of Revenue
Total cost of revenue for the three and nine months ended September 30, 2023 increased as a direct result of higher revenue as described above, driven by $13 million and $56 million, respectively, in higher cost of product revenue primarily associated with higher gaming machine sales. In addition, we recognized $8 million and $27 million for the three and nine months ended September 30, 2023, respectively, in higher cost of services for our SciPlay business segment correlated with revenue growth.
SG&A
SG&A increased for the three and nine months ended September 30, 2023 as compared to the prior year periods, primarily due to higher stock-based compensation expense of $17 million and $38 million, respectively, higher legal expenses of $3 million and $12 million, respectively, and higher salaries and benefits of $2 million and $5 million, respectively.
R&D
R&D remained relatively flat for the three months ended September 30, 2023, and the slight increase for the nine months ended September 30, 2023 was due to higher salaries and benefits in our SciPlay segment.
D&A
D&A decreased for the three and nine months ended September 30, 2023, primarily due to fully depreciated assets and amortization of intangible assets related to past acquisitions associated with our Gaming and iGaming segments. The decrease in the nine months ended September 30, 2023 was partially offset by an impairment charge of $5 million related to SciPlay restructuring of a certain foreign studio.
Restructuring and Other
The decrease in restructuring and other for the three and nine months ended September 30, 2023, as compared to the prior year periods, was primarily due to lower professional services, legal and other costs related to the strategic review and related transactions (see Note 5). The three and nine months ended September 30, 2023 included $3 million in costs associated with the SciPlay Merger, the nine months ended September 30, 2023 included $7 million in professional services associated with the ASX listing, and the nine months ended September 30, 2023 and 2022 included contingent consideration remeasurement charges of $10 million and $12 million, respectively.

Other Factors Affecting Net Income Attributable to L&W

	Three Months Ended September 30,		Nine Months Ended September 30,		Factors Affecting Net Income Attributable to L&W
(in millions)	2023	2022	2023	2022	2023 vs. 2022
Interest expense	$(78)	$(68)	$(231)	$(254)
The increase in interest expense for the three months ended September 30, 2023 is primarily due to rising interest rates impacting the LNWI Term Loan B. The decrease in interest expense for the nine months ended September 30, 2023 is primarily due to lower outstanding debt resulting from the redemption of certain senior notes and refinancing through the LNWI Credit Agreement completed in the second quarter of 2022.

Loss on debt financing transactions	(15)	—	(15)	(147)	Loss on debt financing transactions included charges of $12 million in the third quarter of 2023 and $90 million in the second quarter of 2022 associated with premiums paid to redeem certain senior notes (see Note 11).
Gain on remeasurement of debt and other	—	—	—	27	Gains are attributable to remeasurement of previously held Euro-denominated senior notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates. These notes were redeemed during the second quarter of 2022.
Other income, net	40	3	23	10	The increase in other income was primarily due to the impact of changes in foreign currency exchange rates.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$41	6%	$34	5%	$122	6%	$118	6%
Euro	56	8%	49	8%	169	8%	145	8%
Australian Dollar	54	7%	35	5%	151	7%	72	4%
BUSINESS SEGMENTS RESULTS (for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022)
GAMING
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
We generate Gaming revenue from both services and products. Our services revenue includes revenue earned from Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), supplied table products and services (including Shufflers), casino management technology solutions and systems, and other services revenues. Our products revenue includes the sale of new and used gaming machines, electronic table games, VLTs and VGTs, casino-management technology solutions and systems, table products, proprietary table game licensing, conversion kits (including game, hardware or operating system conversions) and spare parts.
For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2022 10-K.

Current Year Update
We continue to see elevated demand for our Gaming products and services, while Gaming operations and Gaming machine sales have performed above pre-COVID levels. The increase in Gaming revenue for the three and nine months ended September 30, 2023, as compared to the prior year periods, was primarily driven by continued momentum in Gaming machine sales growing 23% and 37%, respectively, coupled with growth in Table products and Systems. Gaming operations also benefited from higher average daily revenue per unit, the continued success of our cabinets and strong game content performance. While demand remains strong, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty that may impact our operations. We have experienced and continue to expect some level of supply chain volatility that could impact our ability to meet demand for our products and delay the timing of fulfillment and revenue recognition of orders.
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenue:
Gaming operations	$166	$161	$5	3%	$493	$479	$14	3%
Machine sales	172	140	32	23%	503	366	137	37%
Systems	71	70	1	1%	197	181	16	9%
Table products	56	48	8	17%	161	137	24	18%
Total revenue	$465	$419	$46	11%	$1,354	$1,163	$191	16%

F/X impact on revenue	$2	$(9)	$11	122%	$(4)	$(19)	$15	79%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	31,035	30,536	499	2%	31,035	30,536	499	2%
Average daily revenue per unit	$47.57	$45.68	$1.89	4%	$46.80	$44.99	$1.81	4%

International units(1):
Installed base at period end	22,442	28,100	(5,658)	(20)%	22,442	28,100	(5,658)	(20)%
Average daily revenue per unit	$14.01	$12.39	$1.62	13%	$14.87	$13.25	$1.62	12%

Gaming machine unit sales:
U.S. and Canada new unit shipments	4,640	4,400	240	5%	13,717	11,791	1,926	16%
International new unit shipments	4,045	2,859	1,186	41%	11,796	7,252	4,544	63%
Total new unit shipments	8,685	7,259	1,426	20%	25,513	19,043	6,470	34%
Average sales price per new unit	$18,104	$17,359	$745	4%	$18,062	$17,224	$838	5%

(1) Units exclude those related to game content licensing.
Gaming Operations
Gaming operations revenue for both current year periods demonstrated continued momentum driven by strong game performance of hit franchises and premium games. Average daily revenue per unit for U.S. and Canada increased by $1.89 and $1.81 for the three and nine months ended September 30, 2023, respectively, and for International units it increased by $1.62 and $1.62, respectively. Gaming operations for U.S. and Canada had a 499-unit increase in installed base, mainly due to growth in our premium games, partially offset by reductions in our public gaming and leased core products. International ending installed base decreased by 5,658 units primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Greece and Latin America.
Gaming Machine Sales
Gaming machine sales revenue increased as operator capital spending returned to more normalized levels. The increases for the three and nine months ended September 30, 2023, as compared to prior periods, were due to higher sales of replacement units globally of 1,391 and 4,980, respectively, shipments of additional units into international new opening and expansion markets of 649 and 2,255, respectively, and higher average sales price per new unit mainly due to favorable shifts in product mix. The following table summarizes Gaming machine sales changes:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
U.S. and Canada unit shipments:
Replacement units	4,542	3,688	854	23%	12,900	10,209	2,691	26%
Casino opening and expansion units	98	712	(614)	(86)%	817	1,582	(765)	(48)%
Total unit shipments	4,640	4,400	240	5%	13,717	11,791	1,926	16%

International unit shipments:
Replacement units	3,262	2,725	537	20%	9,371	7,082	2,289	32%
Casino opening and expansion units	783	134	649	484%	2,425	170	2,255	1,326%
Total unit shipments	4,045	2,859	1,186	41%	11,796	7,252	4,544	63%
Operating Expenses and AEBITDA
Operating expenses for the three months ended September 30, 2023 decreased by $1 million, as compared to the corresponding prior year period, primarily due to lower D&A of $19 million as a result of fully depreciated and amortized assets, partially offset by $14 million in higher cost of revenue associated with the increase in revenue and $5 million in higher SG&A costs. Operating expenses for the nine months ended September 30, 2023 increased by $64 million, as compared to the corresponding prior year period, as a result of $68 million in higher cost of revenue associated with the increase in revenue as described above and $23 million in higher SG&A and restructuring and other costs, partially offset by lower D&A of $27 million.
For the three and nine months ended September 30, 2023 as compared to the prior year periods, AEBITDA increased by $33 million and $121 million, respectively, which is primarily related to increased revenue, and AEBITDA as a percentage of revenue (“AEBITDA margin”) increased by 3 percentage points to 51% and 50%, respectively, primarily driven by favorable revenue mix as well as margin enhancement initiatives. AEBITDA also benefited from a change in the incentive compensation mix from cash to equity awards, resulting in a $4 million and $8 million benefit, respectively, as well as lower legal expenses.
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
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, GOLD FISH® Casino, QUICK HIT® Slots, 88 FORTUNES® Slots, MONOPOLY Slots, and HOT SHOT CASINO®. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include BINGO SHOWDOWN® and Backgammon Live as well as other titles in the hyper-casual space, including games such as CANDY CHALLENGE 3D™, BOSS LIFE™ and DEEP CLEAN INC. 3D™. During 2023, SciPlay continued development and testing of various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON, and MICROSOFT. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY and JAMES BOND™. We believe that SciPlay’s access to this content, coupled with its years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
Current Year Update
SciPlay continues to see strong momentum and higher payer engagement in 2023. Revenue growth was primarily attributable to the social casino business, including games such as Jackpot Party Casino, Quick Hit Slots and Gold Fish Casino. SciPlay continues to deploy significant updates across a number of their portfolio games, execute on its strategic game updates and enhanced analytics, and pursue international expansion.
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions unless otherwise noted)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenue:
Mobile in-app purchases	$173	$149	$24	16%	$509	$426	$83	19%
Web in-app purchases and other(1)	23	22	1	5%	64	63	1	2%
Total revenue	$196	$171	$25	15%	$573	$489	$84	17%
SciPlay KPIs:
In-App Purchases:
Mobile Penetration(2)	90%	90%	—	nm	91%	90%	1 pp	nm
Average MAU(3)	5.7	5.9	(0.2)	(3)%	5.8	6.0	(0.2)	(3)%
Average DAU(4)	2.2	2.2	—	—%	2.2	2.3	(0.1)	(4)%
ARPDAU(5)	$0.96	$0.80	$0.16	20%	$0.93	$0.76	$0.17	22%
Average MPU(6) (in thousands)	602	577	25	4%	612	566	46	8%
AMRPPU(7)	$106.61	$95.45	$11.16	12%	$102.03	$92.97	$9.06	10%
Payer Conversion Rate(8)	10.6%	9.7%	0.9 pp	nm	10.5%	9.4%	1.1 pp	nm
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

For the three months ended September 30, 2023, revenues increased as social casino payer engagement increased and average monthly revenue per paying user reached a new record high.
For the nine months ended September 30, 2023, revenues increased as social casino payer engagement increased with an increase in average monthly paying users.
The mobile penetration percentage for the three months ended September 30, 2023 was flat, and for the nine months ended September 30, 2023, it increased, primarily reflecting a continued trend of players migrating from web to mobile platforms to play SciPlay’s games.
Average MAU for the three and nine months ended September 30, 2023 decreased due to the turnover in users.
ARPDAU increased with an increase in payers and higher daily average revenue per player while DAU was flat for the three months ended September 30, 2023.
ARPDAU increased as a function of slightly lower average DAU coupled with an increase in payers for the nine months ended September 30, 2023.
For the three and nine months ended September 30, 2023, AMRPPU and average MPU increased as payer conversion improved compared to the prior year period.
Payer conversion rates continue to be at high levels due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in their games.
Operating Expenses and AEBITDA
The increase in operating expenses for the three and nine months ended September 30, 2023 as compared to the prior year periods primarily correlated with the increase in revenue (as described above) as a result of higher platform fees, higher stock-based compensation of $10 million and $19 million, respectively, and higher salaries and benefits related to an increase in headcount of $3 million and $11 million, respectively, partially offset by lower marketing spend of $4 million and $5 million, respectively. The nine months ended September 30, 2023 also included an impairment charge of $5 million related to the restructuring of a certain foreign studio.
AEBITDA for the three and nine months ended September 30, 2023 increased as compared to the prior year periods, and AEBITDA margin increased by 6 and 4 percentage points, respectively, primarily due to the increase in revenue (as described above) and reduced marketing spend, partially offset by higher operating costs resulting from increases in salaries and benefits.
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
Current Year Update
We continue to expand our customer base and capitalize on growth in the European and North American markets by leveraging our industry leading platforms, content and solutions, as well as invest in our ability to scale our own original U.S. land-based content offering. Currently we have launched in six U.S. states, and we are positioned to enter others as additional state legislatures authorize online gaming. In October 2023, we launched our live casino operations in Michigan, reaching a strategic market expansion milestone for our iGaming business.

Results of Operations

Three and Nine Months Ended September 30, 2023 and 2022
The increases in iGaming revenue of 21% and 15% for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods, were primarily due to continuing momentum in the U.S. market, which delivered 25% and 30% year-over-year revenue growth, respectively, driven by the strength of our original content and growth in our partner network, as well as growth in international markets. The current year periods also benefited from $3 million and $5 million, respectively, in certain license termination fees. Wagers processed through our Open Gaming System for both current year periods increased to $20 billion and $61 billion, respectively. Revenue for the three months ended September 30, 2023 was impacted by favorable impact of foreign currency translation of $2 million, and the nine months ended September 30, 2023 were impacted by unfavorable impact of $2 million.
AEBITDA for the three and nine months ended September 30, 2023 increased as compared to the prior year periods primarily due to the increase in revenue as described above. AEBITDA margin increased by 2 and 1 percentage points for the three and nine months ended September 30, 2023, respectively.
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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of September 30, 2023, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the LNWI Revolver and SciPlay Revolver (for our SciPlay business segment).

Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
L&W (excluding SciPlay)	$485	$750	$(11)	$1,224
SciPlay	406	150	—	556
Total as of September 30, 2023	$891	$900	$(11)	$1,780

L&W (excluding SciPlay)	$584	$750	$(12)	$1,322
SciPlay	330	150	—	480
Total as of December 31, 2022	$914	$900	$(12)	$1,802
Total cash held by our foreign subsidiaries was $183 million and $142 million as of September 30, 2023 and December 31, 2022, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. Other capital requirements for the near term primarily include debt principal and interest payments, purchase obligations, supply contracts, license agreement minimum guaranteed payments and lease obligations. There have been no material changes to our capital requirements disclosed in our 2022 10-K, other than those associated with the issuance of the 2031 Unsecured Notes and redemption of the 2025 Unsecured Notes.
In April 2023, we paid $32 million in cash taxes associated with the Divestitures. As required under our certain debt agreements, we used a portion of the proceeds received from the Divestitures to reinvest in our business through the SciPlay Merger (see Note 1 for additional details). On October 23, 2023, we paid $496 million to the holders of SciPlay Class A common stock in connection with the SciPlay Merger. Upon completion of the SciPlay Merger, the SciPlay Revolver was terminated, and any SciPlay cash and cash equivalents became available for use by L&W.
In connection with the termination of the SciPlay Revolver, during the fourth quarter of 2023, L&W intends to designate SciPlay and its wholly owned domestic subsidiaries and certain parent holding companies, which hold substantially all the assets of and operate SciPlay’s social gaming business, as “Restricted Subsidiaries” and join certain of these entities as guarantors under the LNWI Credit Agreement and the Unsecured Notes. As a result of such designations, these subsidiaries will be obligated to comply with many of the covenants set forth in those agreements and the assets, liabilities and financial results of those subsidiaries will be included in the calculation of the applicable financial metrics required by those agreements.
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
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. During the nine months ended September 30, 2023, we repurchased 2.1 million shares of common stock under the program at an aggregate cost of $146 million (including excise tax).
On May 9, 2022, SciPlay’s Board of Directors approved a share repurchase program under which it is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. SciPlay has since completed the initial share repurchase program authorization. On May 3, 2023, SciPlay’s Board of Directors approved another share repurchase program under which it is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60 million of its outstanding Class A common stock. No share repurchases have been made under the new program as of September 30, 2023. Upon completion of the SciPlay Merger, the SciPlay share repurchase program was terminated.

Cash Flow Summary

	Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Net cash provided by (used in) operating activities from:
Continuing operations	$423	$(346)	$769
Discontinued operations	—	52	(52)
Net cash provided by (used in) operating activities	423	(294)	717
Net cash (used in) provided by investing activities from:
Continuing operations	(187)	(224)	37
Discontinued operations	(3)	6,368	(6,371)
Net cash (used in) provided by investing activities	(190)	6,144	(6,334)
Net cash used in financing activities from:
Continuing operations	(251)	(5,210)	4,959
Discontinued operations	—	(3)	3
Net cash used in financing activities	(251)	(5,213)	4,962
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(12)	10
(Decrease) increase in cash, cash equivalents and restricted cash	$(20)	$625	$(645)
Cash Flows from Operating Activities

	Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Net income	$112	$3,658	$(3,546)
Less: Income from discontinued operations, net of tax	—	(3,855)	3,855
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations	436	488	(52)
Changes in working capital accounts, excluding the effects of acquisitions	(81)	(641)	560
Changes in deferred income taxes and other	(44)	4	(48)
Net cash provided by (used in) operating activities from continuing operations	$423	$(346)	$769
Net cash provided by operating activities from continuing operations increased primarily due to favorable changes in working capital accounts and a $209 million increase in earnings (drivers described above).
Changes in working capital accounts for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily benefited from a decrease of $433 million in cash taxes paid associated with the Divestitures and lower interest payments, partially offset by $9 million in cash paid for contingent consideration and $7 million in professional services associated with the ASX listing. The prior year period was also negatively impacted by the timing of disbursements including costs associated with the strategic review, accelerated cash interest payments associated with refinancing debt transactions in April 2022 and $25 million paid by SciPlay for the Washington State matter settlement as described in Note 20 in our 2022 10-K.
Cash Flows from Investing Activities
Net cash used in investing activities from continuing operations decreased primarily due to SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in the prior year period, partially offset by the settlement of cross-currency interest rate swaps in the prior year period, in which we received $50 million in cash proceeds, and higher capital expenditures in the current year period. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Net cash provided by investing activities from discontinued operations decreased primarily as a result of the receipt of $6.4 billion in gross cash proceeds from the Divestitures, net of cash, cash equivalents and restricted cash transferred, during the nine months ended September 30, 2022.

Cash Flows from Financing Activities
Net cash used in financing activities decreased primarily due to the refinancing debt transactions in April 2022, in which we repaid $7.0 billion in senior notes (including redemption premium) and outstanding term loan borrowings and received $2.2 billion in proceeds from the issuance of the LNWI Term Loan B. This decrease was partially offset by costs related to the debt transactions in August 2023, in which we paid $20 million in premiums, fees and expenses for the issuance of the 2031 Unsecured Notes and redemption of the 2025 Unsecured Notes. We also purchased less of our outstanding common stock under our share repurchase program during the current year period. During the nine months ended September 30, 2023 and 2022, we purchased $145 million and $203 million, respectively, of our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 10-K as well as Notes 11 and 12 and Item 3 below in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of September 30, 2023, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2023.
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The SciPlay Merger subjects us to a number of risks and uncertainties, including whether it will yield additional value for our stockholders and adversely impact our business, financial results, results of operations, cash flows or stock price.
On October 23, 2023, we acquired the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to the SciPlay Merger in an all-cash transaction for $496 million, excluding transaction fees and expenses. The SciPlay Merger exposes us to a number of risks and uncertainties, including that L&W may be unable to achieve the expected operational, strategic and financial benefits of the SciPlay Merger; difficulties in retaining or motivating key management personnel of SciPlay; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.
Unfavorable U.S. and international economic conditions, decreased discretionary spending, travel or operational disruptions due to other factors such as inflation, rising benchmark interest rates, terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof, other economic or political uncertainties, or other events beyond our control have adversely affected and may in the future adversely affect our business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including recession, inflation, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, relatively high rates of unemployment and inflation, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof, or other events beyond our control that contribute to consumer unease may also result in decreased discretionary spending or travel by consumers and have a negative effect on our businesses. Such factors out of our control may also have effects beyond discretionary spending or travel, such as disruptions to our operations and productivity, which could also have a negative effect on our businesses. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers, employees, consultants and business partners in varied ways. For a description of the impact of the COVID-19 pandemic and other public health crises, see the risk factor captioned “The effects of the COVID-19 pandemic or similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition” disclosed under Item 1A “Risk Factors” included in our 2022 10-K. In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity which may be reduced by unfavorable economic conditions. A further or extended decline in disposable income may result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher travel and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or public perception thereof or fears of terrorism or other violence.

A decline in play levels has negatively impacted the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.
Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. These conditions, and the concentration of certain outstanding Gaming segment receivables, may increase our collection risks and materially impact our estimate of receivables allowance for credit losses. We increased our allowance for credit losses by $56 million for the year ended December 31, 2020. In addition, unfavorable economic conditions have caused, and may cause in the future, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which adversely affects our business. Consistent with other suppliers in the gaming industry, our Gaming business has recently expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 7 in our 2022 10-K for international locations with significant concentrations of our receivables with terms longer than one year.
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
In our SciPlay business, while we maintain offices in the U.S., we have employees and consultants operating in foreign jurisdictions, including Israel, Turkey and Ukraine. In the foreign jurisdictions in which SciPlay operates, conditions such as political instability, terrorist activity or threat thereof, armed conflicts or hostilities and civil unrest could adversely affect our business and results of operations. For example, political, economic and military conditions in Israel, including acts of terrorism, war or other armed conflicts, such as Hamas’ attack against Israel, which has impacted our employees and operations, in Israel, could in the future cause business interruptions or other spillover effects that could materially adversely affect SciPlay’s business and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 1.5 million shares under the share repurchase program during the three months ended September 30, 2023.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share(1)	Total Cost of Repurchase (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
7/1/2023 - 7/31/2023	0.3	$69.58	$19	$293
8/1/2023 - 8/31/2023	1.2	$74.82	$93	$200
9/1/2023 - 9/30/2023	—	$—	$—	$200
Total	1.5	$73.87	$112	$200

(1) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired. For the three months ended September 30, 2023, excise taxes totaled $1 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Agreement and Plan of Merger, dated August 8, 2023, by and among Light & Wonder, Inc., Bern Merger Sub, Inc. and SciPlay Corporation (incorporated by reference to Exhibit 2.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on August 8, 2023).

3.1
Restated Articles of Incorporation of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022 (incorporated by reference to Exhibit 3.1(a) to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

3.2
Third Amended and Restated Bylaws of Light & Wonder, Inc., effective as of August 3, 2023 (incorporated by reference to Exhibit 3.2 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

4.1
Indenture, dated as of August 23, 2023, among Light and Wonder International, Inc., as issuer, Light & Wonder, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.500% Senior Unsecured Notes due 2031 (incorporated by reference to Exhibit 4.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on August 23, 2023).

10.1	Employment Agreement, effective as of August 25, 2023, by and between Light & Wonder, Inc. and Vanja Kalabic.**(†)

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

31.2	Certification of the Interim Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2
Certification of the Interim Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

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

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Light & Wonder agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request, subject to Light & Wonder’s right to request confidential treatment of any requested schedule or exhibit.
** Management contracts and compensation plans and arrangements.
*** Furnished herewith.
(†) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHT & WONDER, INC.
(Registrant)

		By:	/s/ Oliver Chow
		Name:	Oliver Chow
		Title:	Senior Vice President, Interim Chief Financial Officer, and Principal Financial Officer

Dated:	November 9, 2023