Form 10-K
period 2023-12-31
Light & Wonder, Inc.
filed 2024-02-27
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2023, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $4,860,448,709.
Common stock outstanding as of February 23, 2024 was 89,829,277.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2024 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

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

LNWI Revolver	Revolving credit facility with aggregate commitments of $750 million extended pursuant to the LNWI Credit Agreement
LNWI Term Loan B	Term loan facility, issued pursuant to the LNWI Credit Agreement
Lottery Business	Our prior operating business segment that provided instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators wagering solutions to various gaming entities. This business segment was divested during the second quarter of 2022 and is included in discontinued operations in our financial statements
Net win	Coin-in less payouts
Note	a note in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
PTG	proprietary table games
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SciPlay	SciPlay Corporation and/or our SciPlay business segment, as appropriate within the context
SEC	Securities and Exchange Commission

Term or Acronym	Definition
Securities Act	Securities Act of 1933, as amended
Senior Notes or Unsecured Notes	refers to the 2028 Unsecured Notes, 2029 Unsecured Notes and 2031 Unsecured Notes, collectively
SG&A	selling, general and administrative
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
Sports Betting Business	Our prior line of business that provided sports betting services which enable customers to operate sports books, including betting markets across both fixed-odds and pari-mutual betting styles, a distribution platform, full gaming process support services and brand and player management. This business was divested during the third quarter of 2022 and is included in discontinued operations in our financial statements
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VAT	value-added tax
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2024 Light & Wonder, Inc. All Rights Reserved.
The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 1935, 2024 Hasbro. All Rights Reserved. Licensed by Hasbro.
and James Bond indicia © 1962-2024 Danjaq, LLC and MGM. and all other James Bond related trademarks are trademarks of Danjaq, LLC. All Rights Reserved.

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
•our inability to successfully execute our strategy;
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
•the effects of health epidemics, contagious disease outbreaks and public perception thereof;
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
•the outcome of any legal proceedings that may be instituted following completion of the SciPlay Merger (as defined below);
•failure to retain key management and employees;
•unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, war, armed conflicts or hostilities, the impact such events may have on our customers, suppliers, employees, consultants, business partners or operations, as well as management’s response to any of the aforementioned factors;
•changes in demand for our products and services;
•dependence on suppliers and manufacturers;
•SciPlay’s dependence on certain key providers;
•ownership changes and consolidation in the gaming industry;
•fluctuations in our results due to seasonality and other factors;
•risks as a result of being publicly traded in the United States and Australia, including price variations and other impacts relating to the secondary listing of the Company’s common stock on the ASX;

•the possibility that we may be unable to achieve expected operational, strategic and financial benefits of the SciPlay Merger;
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
•legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming, especially internet wagering and social gaming;
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
•expectations of shift to regulated digital gaming;
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
General
L&W is a leading cross-platform global games company with a focus on content and digital markets headquartered in Las Vegas, Nevada. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We report our results of operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services.
On October 23, 2023, we acquired the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to a merger (the “SciPlay Merger”), after which SciPlay ceased to be publicly traded and became a wholly-owned subsidiary of L&W. The SciPlay Merger has added further momentum to our cross-platform strategy and provided flexibility for use of cash flows for investments across the enterprise.
Our common stock is listed on The Nasdaq Stock Market under the ticker symbol “LNW.” Our common stock is also listed as CDIs on the ASX and commenced active trading on May 22, 2023 (AEST) under the ticker symbol “LNW.”
During 2022, we completed the sales of our former Lottery Business and Sports Betting Business, which marked a major milestone in transforming our business and deleveraging our balance sheet. We have reflected the prior period financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations for the years ended December 31, 2022 and 2021. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
Strategy
We strive to provide high quality products and services to our customers across all of our business segments. After the completion of our strategic review in 2021, we set forth our strategy to become a leading cross-platform global games company with a focus on content and digital markets. We established a strategic roadmap to drive long-term value that consists of: (i) growing our market share and leveraging our differentiated position; (ii) streamlining our organization; (iii) driving sustainable growth and maintaining a healthy balance sheet; and (iv) a disciplined capital allocation strategy. With our streamlined organization and vision to be the leading cross-platform global games company, we are focused on the following, supporting our strategic roadmap:
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
•Maximizing cash flow from operations — With our de-levered balance sheet, we are able to invest organically and inorganically in our core growth areas, accelerating our strategies by investing and unlocking shareholder value.
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

Our products are installed in all of the major regulated U.S. gaming jurisdictions and authorized in approximately 173 international gaming jurisdictions. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.
A substantial portion of our U.K. gaming business benefits from a contract with the large U.K. bookmaker Entain PLC, which represents a significant portion of our U.K. LBO server-based gaming business.
Competition
The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We compete primarily with Ainsworth Game Technology Ltd., Aristocrat Leisure Ltd., (“Aristocrat”), Aruze Gaming America, Inc., Bluberi Gaming USA, Inc., Everi Games, Inc., Incredible Technologies, Inc., International Game Technology (“IGT”) (a subsidiary of International Game Technology PLC), Inspired Entertainment Inc., Konami Digital Entertainment, Inc. (“Konami”), the Novomatic Group of Companies, Interblock Gaming, and PlayAGS, Inc. (“AGS”).
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
SciPlay Segment
SciPlay is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay also operates in the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of virtual coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue through advertising arrangements in SciPlay’s hyper-casual games. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, GOLD FISH® Casino, QUICK HIT® Slots, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online and mobile games market. Current casual game titles include BINGO SHOWDOWN® and Backgammon Live as well as other titles in the hyper-casual space, including games such as CANDY CHALLENGE 3D™, BOSS LIFE™ and DEEP CLEAN INC. 3D™. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features, and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON, and MICROSOFT. SciPlay launched a proprietary in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. Currently, revenue generated via the proprietary platform is not material. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to a library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY and JAMES BOND™. SciPlay’s access to this content, coupled with years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
A number of trends and opportunities are driving significant changes in digital gaming, which we believe are causing growth in the online and mobile games market and providing opportunities for SciPlay to grow our social casino games and expand into other areas of the online and mobile games market, such as:
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
Competition
Our SciPlay business segment faces significant competition in all aspects of its business. SciPlay’s primary social casino game competitors include Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), DoubleU Games Co., Ltd/Double Down Interactive, GSN Games/Bash Gaming (subsidiaries of Scopely, Inc.), AppLovin Corporation and Huuuge Games. SciPlay’s competitors in the broader social game market include Activision Blizzard, Electronic Arts, Kabam, Take-Two Interactive, Tencent Holdings and Rovio. SciPlay also competes with platforms that host real money gambling, including those provided by our iGaming business segment. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of online entertainment, including social media and other video games, on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.
iGaming Segment
Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. The majority of our revenue is derived from casino-style game content, including a wide variety of internally developed and branded games as well as popular third-party provider games. These games are made available to iGaming operators via content aggregation platforms, including our Open Gaming System network that connects players with studios and operators globally, remote gaming servers and various other platforms. We also provide our Open Platform System (“OPS”), a player account management system which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Generally, we host the play of our game content which is integrated with the online casino operators’ websites. We also offer live casino services and are positioned to do so in more jurisdictions that may authorize online gaming in the future.
Competition
In our iGaming business, we compete for the discretionary spending of consumers with other digital gaming entertainment companies that offer real-money digital casino games. Our primary real-money online casino games competitors include Evolution Gaming, Games Global, IGT, and Playtech. We also compete for the leisure time and attention of our players versus other forms of online gaming and entertainment, on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.
Research and Development
We believe our ability to attract new Gaming, SciPlay and iGaming customers and retain existing customers depends in part on our ability to evolve and continue to develop our product lines and service offerings by continually developing differentiated products, hardware and systems technology and functionality to enhance player entertainment and/or customer profitability. Additionally, our ability to execute on our strategy (see above) is highly dependent on developing great game content and franchises across all three of our segments along with expanding the use of digital technologies to increase cross-

platform play. Our gaming machines are usually designed and programmed by our internal engineering staff, and our game content is designed primarily by internal game development studios who consider market trends and customer feedback.
We have Gaming R&D personnel primarily located in our Las Vegas, Nevada; Chicago, Illinois and Bangalore, India facilities. We have SciPlay personnel located primarily in Austin, Texas; Cedar Falls, Iowa; and Tel Aviv, Israel. We have iGaming R&D personnel based primarily in the United Kingdom, Greece and India. We also have game development studios in Las Vegas; Sydney, Australia; Bristol, England; Montreal, Canada; Stockholm, Sweden and additional R&D staff in Reno, Nevada and in various other smaller locations.
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
We believe that our use of both our own and third-party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro, Inc.; Warner Bros. Consumer Products Inc.; ABG EPE IP LLC, Elvis Presley Enterprises, LLC.; Danjaq, LLC and Metro-Goldwyn-Mayer; John R. Cash Revocable Trust; Universal Studios, parent company NBC Universal Film and Entertainment; and Netflix, Inc.
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
We place advance orders for certain gaming components with long lead times based on projected customer demand through our sales and operations planning process. The purchase horizon of components has largely normalized after it had previously increased as a result of the exceeding demand following the COVID-19 pandemic.
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
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the second half of the year and slowest in the first half of the year, while revenue from our Participation gaming machines is generally highest in the spring and summer. Player activity for SciPlay is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our iGaming business, specifically digital casino operations, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.
Human Capital
Our global reach is made possible through the expertise, skill and dedicated efforts of our employees who serve customers in more than 100 countries on 6 continents. As of December 31, 2023, we employed approximately 6,500 persons worldwide, with approximately 2,700 employed domestically and 3,800 employed internationally.
We aim to serve as responsible corporate stewards for our employees, customers, players, and communities by upholding the following five core values: Dare to be Bold; Celebrate Perspectives; Never Settle; Uphold Integrity; and Win as a Team. These core principles unite our teams globally, guide our actions, drive our growth and foster a highly inclusive culture.
We strive to honor and celebrate the perspectives of our employees through equity and belonging initiatives. To that end, our people strategy is focused on supporting career growth, development and the advancement for all employees; increasing opportunities for underrepresented groups; crafting policies that aim to be fair and equitable; attracting diverse, underrepresented talent from colleges and universities; recruiting with inclusive hiring practices; creating spaces where everyone belongs and feels empowered to contribute; adhering to policies that prohibit discrimination and promote equal opportunities; and providing employee wellness initiatives and programs to support the overall well-being and health of our workforce.
We have formulated a Diversity, Equity & Inclusion (“DEI”) strategy as part of our Corporate Social Responsibility (“CSR”) program, Game Changers for Light & Wonder, and established a DEI Council in 2020 with representation from our Board of Directors and other senior executives as members. The DEI Council routinely makes key decisions, reviews progress and identifies areas that require further development to advance the goals of our DEI strategy. We continue to implement and enhance hiring, training, recruiting and retention initiatives across our workforce in line with our DEI strategic plan. We also strive to develop strong connections with diverse suppliers that share our values. We endeavor to drive diversity across our industry by including minority, women, disabled and/or veteran-owned businesses in our supply chain and by counting small businesses and those in historically underutilized business zones among our suppliers. Across our supply chain, we aim to promote transparency and sustainability, commit to compliance and have zero tolerance for any form of human rights violations, including modern slavery and human trafficking.
We seek feedback from our employees through our annual Global Engagement Survey which aims to measure culture and improve our organization and work environment based on employee insights. We assess crucial areas such as engagement, leadership and management, communication and teamwork and core values. We are proud that our overall employee participation consistently remains high and increased in 2023 at 93% participation compared to 2022 at 81% participation. We believe this upward trend is a testament to our ongoing efforts to create a work environment that promotes open feedback from employees, allowing us to better engage with them and enhance company culture.
Growth and Development
We believe in the value of ongoing education for employees and provide internal training and professional development opportunities. Our learning and development programs aim to empower our employees with the knowledge, skills and tools they need to embrace diversity, challenge biases and celebrate the unique contributions of each team member, cultivating an environment where everyone feels valued and supported. We also offer a tuition reimbursement program to encourage ongoing professional development.
Health and Safety
The health and safety of our employees is a significant priority of our leaders. During the COVID-19 pandemic, we implemented work procedures that allow employees to work from home and collaborate remotely. We also maintain measures to keep our workforce safe by monitoring and reducing the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites.
We aim to ingrain Environmental, Health & Safety (“EHS”) best practices into our operations. We have implemented comprehensive safety measures and strive to create an environment where everyone — our employees, contractors and visitors — can feel secure and protected. EHS aims to mitigate risk across our organization with a systematic and evidence-based approach. Through diligent oversight, we work to prevent a wide range of potential safety concerns, including ergonomic hazards, work at heights, material handling and accidents and injuries. By regularly enhancing and reinforcing our safety measures, we seek to create an environment where all of our employees can thrive.
Compensation and Benefits
L&W provides a competitive and comprehensive benefits program that is aligned with our business objectives and attempts to inspire employees to drive innovation and improve the Company’s performance. In addition to cash and equity compensation, L&W offers medical, dental and vision plans; employee stock purchase plans; paid time off and paid holidays; company-paid disability; life insurance; 401(k) plans; flexible spending accounts; and employee assistance programs.
Environmental, Social and Governance (“ESG”)
We believe that ESG priorities are a part of shaping our competitive edge, enabling L&W to attract investments, optimize operating costs and drive revenues. During 2023, we established an internal ESG Council to serve as the governing body of our ESG efforts across the organization to make key decisions, support enterprise value creation, monitor regulatory requirements, collaborate on ESG risk mitigation and identify ESG opportunities. The ESG Council comprises senior members of the management team, including the Chief Financial Officer, Chief Legal Officer and Chief Accounting Officer. The ESG Council will provide updates on ongoing ESG efforts to the Nominating and Corporate Governance Committee of the Board of Directors with further reporting to the Board of Directors at least annually.
Our CSR priorities support responsible business development, protect local communities and improve economic outcomes of these communities. Our CSR program, known as Game Changers by Light & Wonder, encapsulates our commitment to evolve the gaming landscape in these key pillars that align to ESG standards:
•Game Changers for our Community: Charitable contributions, community impact and employee volunteerism;
•Game Changers for our People: Fostering diversity, equity, inclusion, belonging and culture;
•Game Changers for our Planet: Environmental sustainability, responsible operations and preservation of natural resources;
•Game Changers for our Players: Responsible gaming, advocacy and stewardship, education, awareness and treatment;
•Corporate Governance: System of corporate responsibility, code of conduct and ethics by which we operate and govern;
•Supplier Diversity: Providing economic and business opportunities for a diverse group of suppliers.
Environmental Sustainability
We aim to include environmental sustainability and social responsibility as a part of L&W’s operations. We aim to align to the requirements of the International Organization for Standardization (“ISO”) 14001 guidelines and align to the UN Sustainable Development Goals (“UNSDG”) in order to aid in the preservation of natural resources. We continually seek to look for opportunities that foster sustainable operations in all our facilities and reduce negative impact on the environment to include the preservation of resources, energy efficiency and waste management.
Social Impact
We consider responsible gaming and philanthropy to be ESG priorities. For example, we support public education and awareness campaigns as well as seek to comply with the American Gaming Association (“AGA”) Responsible Gaming Code of Conduct for advertising and marketing. In addition, a number of our employees have served on several boards and committees relating to responsible gaming. We utilize responsible gaming software, which provides players the ability to personalize a gaming budget on a given device, on all our games in use in casinos located in Australia, Canada, New Zealand and the U.S.
We are active in our charitable giving, employee volunteerism and community outreach programs. We continue to give back to communities and charities globally that support, among others, education, environmental sustainability, food insecurities, responsible gaming, diversity, equity and inclusion initiatives.
More information about our CSR initiatives can be found on our website. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
ESG Reporting
Our first annual Global CSR Report was published on our website in July of 2023. We expect to publish on our website our second annual Global CSR Report and ESG Report in 2024.
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
•enforce gaming regulations and impose disciplinary sanctions for violations of such laws, including fines, penalties, suspension and/or revocation of gaming licenses;
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
We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to manufacture, sell, lease or operate our gaming products and services in approximately 457 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 173 international gaming jurisdictions.
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
SciPlay
SciPlay is subject to foreign and domestic laws and regulations that affect companies operating online, including over the internet and mobile networks, many of which are still evolving and could be interpreted in ways that could negatively impact business, revenue and results. SciPlay is also subject to federal, state and foreign laws related to the privacy and protection of player data. Such regulations, such as the General Data Protection Regulation (“GDPR”) from the European Union (“EU”), the California Consumer Privacy Act and the California Privacy Rights Act are recent, untested laws and regulations that have and could further affect SciPlay’s operations and business. The extent of the potential impact is unknown.
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

iGaming
In the U.S., the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) prohibits, among other things, the acceptance by a business of a wager by means of the internet where such wager is prohibited by any federal or state law where initiated, received or otherwise made. Under UIGEA severe criminal and civil sanctions may be imposed on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state’s law, provided the underlying regulations establish appropriate age and location verification.
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
On December 19, 2019, the U.K. Government confirmed the proposed review of the Gambling Act 2005. The review started on December 8, 2020 with the publication of terms of reference. The call for evidence ran for 16 weeks and closed on March 31, 2021, with the U.K. Government receiving 16,000 responses. On April 27, 2023, the U.K. Government published a White Paper (policy paper) setting out its comprehensive package of reform proposals, many of which are subject to further consultation with the U.K. Government or British Gambling Commission. Since publication of the White Paper, the U.K. Government and the British Gambling Commission have each launched a series of consultations on the options for reform. The outcome of certain of these consultations is currently awaited and may have impact on our revenues from the U.K. We believe most of the proposed reforms can be achieved through secondary legislation and regulation using existing powers under the U.K. Gambling Act 2005, although a few require primary legislation. The timing of the implementation of these reforms is not yet confirmed. We continue to monitor the reform process, though it may take a number of years to implement.
To varying degrees, a number of international governments have taken steps to change the regulation of internet wagering (also known as online gambling) through the implementation of new or revised licensing and taxation regimes, with increasingly stringent requirements particularly on business-to-consumer businesses in relation to responsible gambling and affordability checks. Also, some jurisdictions impose sanctions on unlicensed providers of internet wagering products and services. Countries outside Europe and the U.S. have also begun evaluating digital gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue.
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

Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Matthew R. Wilson	42	President and Chief Executive Officer and Director
Oliver Chow	43	Executive Vice President, Chief Financial Officer and Treasurer
James Sottile	63	Executive Vice President, Chief Legal Officer and Corporate Secretary
Siobhan Lane	42	Executive Vice President and Group Chief Executive, Gaming
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
Oliver Chow has served as Executive Vice President, Chief Financial Officer and Treasurer for L&W since December 2023. He served as Senior Vice President and Interim Chief Financial Officer from August 2023 to December 2023. Mr. Chow joined L&W as Senior Vice President of Corporate Finance in October 2022. Prior to joining the Company, he spent five years serving in senior-level finance roles at Aristocrat, most recently serving as Chief Financial Officer — Americas, EMEA and Customer Experience. Previously, he served in various financial roles with Universal Pictures, Deluxe Entertainment Services and JPMorgan Chase & Co. Mr. Chow has more than 15 years of financial leadership experience across the entertainment and gaming industries.
James Sottile has served as Executive Vice President and Chief Legal Officer since September 2018, and as Corporate Secretary since August 2023. Prior to this role, Mr. Sottile was with Jones Day, where he was a partner in its New York office. Mr. Sottile was named a notable practitioner by Chambers USA: America’s Leading Business Lawyers from 2005 to 2018 and was recognized in The Best Lawyers in America from 2011 to 2018.
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
We make the following information, among others, available as soon as practically possible free of charge through the Investors link on our website at explore.investors.lnw.com and we use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD):
•our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with or furnished to the SEC;
•Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and
•our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer and Chief Financial Officer in keeping with the Sarbanes-Oxley Act of 2002) and includes, among other policies, our whistleblower policy.
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
Risks Relating to Economic and Current Conditions Impacting us and our Business
•Failure to successfully execute on our strategy could negatively impact our results of operations, cash flows and financial information.
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
•SciPlay becoming a wholly-owned subsidiary of the Company subjects us to a number of risks and uncertainties, including whether it will yield additional value for our stockholders and adversely impact our business, financial results, results of operations, cash flows or stock price.
•Public perception of the Company’s response to ESG issues could adversely affect our reputation, our customer base and business and financial results.
•The effects of health epidemics, contagious disease outbreaks and public perception thereof, have impacted and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.
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
•Our secondary listing of the Company’s common stock on the Australian Securities Exchange could lead to price variations and other impacts on holders of our common stock.
•We may incur significant costs as a result of being publicly traded in the United States and Australia.
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
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. The risk factors generally are separated into six groups: risks relating to economic and current conditions impacting us and our business, risks relating to our capital structure, risks relating to our business and our industries, risks relating to our technology, risks relating to legal, political and other regulatory factors, and general risk factors.
Risks Relating to Economic and Current Conditions Impacting us and our Business
Failure to successfully execute on our strategy could negatively impact our results of operations, cash flows and financial information.
We are executing on our strategy to become the leading, cross-platform global games company (more fully described in in Part I, Item 1 above). Jointly with our strategy, in May 2023, our common stock was listed as CDIs on the ASX, and in October 2023, we acquired the publicly held shares in SciPlay, making it our wholly-owned subsidiary. Successful execution on our strategy may present unexpected challenges and uncertainties. We may incur integration and optimization expenses to execute and facilitate our strategies.

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
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have historically reduced and could again reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition, and have resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. We have previously recorded charges related to inventory due to disruptions impacting future demand and reassessment of our product strategy. Our inventory charges incurred in the normal course of operations were $14 million, $5 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The opening of new casinos, expansion of existing casinos and replacement of existing gaming machines in existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing. Originally these had been negatively affected by the COVID-19 pandemic. While those negative effects have abated, there is still potential for negative effects of other potential health epidemics or contagious disease outbreaks. In addition, the expansion of gaming into new jurisdictions can be a protracted process. In the U.S., U.K. and other international jurisdictions in which we operate, governments usually require a public referendum and legislative action before establishing or expanding gaming. Any of these factors could delay, restrict or prohibit the expansion of our business and negatively impact our results of operations, cash flows and financial condition.
We have foreign operations which expose us to business and legal risks, including compliance with anti-corruption laws, and a portion of our revenue and expenses are denominated in British Pounds Sterling, Australian Dollars and Euros, which subjects us to foreign currency exchange rate fluctuations and other risks.
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2023, we derived approximately 33% of our revenue from sales to customers outside of the U.S.
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
Unfavorable economic conditions, including recession, inflation, rising benchmark interest rates, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, relatively high rates of unemployment and inflation, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof, or other events beyond our control that contribute to consumer unease may also result in decreased discretionary spending or travel by consumers and have a negative effect on our businesses. Such factors out of our control may also have effects beyond discretionary spending or travel, such as disruptions to our operations and productivity, which could also have a negative effect on our businesses. Prolonged or more severe economic weakness, particularly from inflation, rising interest rates, and foreign currency volatility, could materially adversely impact our business, including causing our expected expenses to increase materially. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers, employees, consultants and business partners in varied ways.
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
Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. These conditions, and the concentration of certain outstanding Gaming segment receivables, may increase our collection risks and materially impact our estimate of receivables allowance for credit losses. In addition, unfavorable economic conditions have caused, and may cause in the future, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which adversely affects our business. Consistent with other suppliers in the gaming industry, our Gaming business offers extended payment term financing for gaming machine purchases, and we expect to continue to provide extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 7 for international locations with significant concentrations of our receivables with terms longer than one year.
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
In our SciPlay business, while we maintain offices in the U.S., we have employees and consultants operating in foreign jurisdictions, including Israel, Turkey and Ukraine. In the foreign jurisdictions in which SciPlay operates, conditions such as political instability, terrorist activity or threat thereof, armed conflicts or hostilities and civil unrest could adversely affect our business and results of operations. For example, political, economic and military conditions in Israel, including acts of terrorism, war or other armed conflicts, which have impacted our employees and operations in Israel, could in the future cause business interruptions or other spillover effects that could materially adversely affect SciPlay’s business and results of operations.
Additionally, in our Gaming business, we monitor for any potential disruptions in our supply chain, such as those due to health epidemics, contagious disease outbreaks, or public perception thereof, terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest or other economic or political uncertainties, or other events beyond our control, and we may by required to increase our inventory positions when deemed necessary to mitigate any expected or unexpected delays and fulfill customer orders timely. The current conflict in Israel has delayed passage of supplier vessels through the Red Sea and could require us to increase our inventory positions and/or could result in higher holding and freight costs, which could adversely impact our operations and/or gross margin.
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
Additionally, we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market, the Australian Securities and Investment Commission and the FASB. These rules and regulations continue to evolve in scope and complexity, making compliance difficult and uncertain. Additionally, we or our suppliers may become subject to new laws enacted with regards to climate change and other environmental issues. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws.
The effects of health epidemics, contagious disease outbreaks and public perception thereof, have impacted and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.
The outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, had contributed to consumer unease and led to decreased discretionary spending and consumer travel, which, in turn, had a negative effect on us, especially in our Gaming business. Other future health epidemics or contagious disease outbreaks could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19, any resulting unfavorable social, political and economic conditions and decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways in different communities. In our Gaming business, especially our Participation gaming, SciPlay business segment and iGaming business segment, our revenue is largely driven by players’ disposable incomes and level of gaming activity. The outbreak of COVID-19 led to economic and financial uncertainty for many consumers and reduced, and may continue to reduce or maintain at low amounts, the disposable incomes of players across all of our business units. This resulted in fewer patrons visiting casinos, whether land-based or online, and lower amounts spent per casino visit.
Various gambling regulators have implemented additional responsible and safer gambling measures relating to our iGaming casino business including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact our operations, business, results of operations, cash flows or financial condition, particularly if additional gambling regulators follow suit.
The extent to which future health epidemics, contagious disease outbreaks and public perception thereof further impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable.
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
We compete on the basis of the content, features, quality, functionality, accuracy, reliability, price and financing terms of our products and services, and the responsiveness of our services. If we do not consistently deliver popular, high-quality games in a timely manner, or if consumers prefer competing products, our business might suffer. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to our existing products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from them or reducing our ability to charge the same prices we have historically charged for our products. We have experienced pricing pressures in the past, including over the past three years. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. We also compete based on the extent of our sales, service, marketing and distribution channels. We on occasion provide extended payment term financing for product purchases or to certain concentrations of customers. We have also offered customers discounts and other offers and modified pricing and other contractual terms in connection with the sale or placement of our products and services. Our competitors may provide a greater amount of financing or better offers and terms than we do, and this may impact demand for our Gaming products and services. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact our results of operations, cash flows and financial condition.
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
We also face high levels of competition in the supply of products and services for newly legalized gaming jurisdictions and for openings of new or expanded casinos. Our success depends on our ability to successfully enter new markets and compete successfully for new business.
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
Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casino games such as Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), DoubleU Games Co., Ltd/Double Down Interactive, GSN Games/Bash Gaming (subsidiaries of Scopely, Inc.), AppLovin Corporation and Huuuge Games, some of which have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casino games and have in the past leveraged their land-based gaming relationship with us to license social casino game content from us. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results.
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
Rules governing new technological developments, such as developments in generative artificial intelligence (“AI”), remain unsettled, and these developments may affect aspects of our existing business model, including how we create our gaming products.
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
We have invested, and intend to make future investments of, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system‑based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce and, for SciPlay and iGaming technologies, to maintain. If our new services and products do not gain market acceptance or the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, or if we are unable to successfully execute on our cross-platform strategy, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business, results of operations, cash flows and financial condition. We cannot assure that our investment in R&D will lead to successful new technologies or products. If a new service or product is not successful, we may not recover our development, regulatory approval or promotion costs.

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
Our growth strategy might include our pursuit of strategic acquisitions. Our ability to succeed in implementing our acquisition strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions, including multiple acquisitions carried out simultaneously and in short time frames. We cannot assure that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.
We may not be able to successfully integrate any businesses that we acquire or do so within the intended timeframes. We could face significant challenges in managing and integrating our acquisitions and our combined operations, including acquired assets, operations and personnel. Our recent acquisition of the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to the SciPlay Merger has required us to take certain actions to appropriately integrate into our operations in compliance with the terms of the merger agreement. In addition, the expected cost synergies or any other anticipated benefits associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
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
Consequently, our expansion and prospects of our SciPlay offerings depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Version updates, such as Apple's iOS 14.5 update in April 2021, which included changes to its AppTracking Transparency policy, now require user permission before developers can track a user across apps and websites owned by other companies or access a user’s device’s identifier for advertisers (“IDFA”), which has reduced the quantity and quality of data available to us. This change has particularly impacted SciPlay’s strategy for the games produced by its subsidiary Alictus, with Alictus having begun preparing its games primarily for Google’s Android platform. Google’s planned Google advertising identification deprecation, expected in 2024 or thereafter, may further impact SciPlay strategy. These changes could, among other things, have a detrimental impact on our ability to conduct targeted advertising on platforms, increase the cost to obtain new users and impact the return on investment of advertising spend. The impact of these changes has been a catalyst for SciPlay to explore, and continue to engage with, traditional media, expanded relationships with social media influencers and other innovative marketing solutions. Our SciPlay business will also be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer. Additionally, our SciPlay business would be harmed if:
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
In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their features that permit our players to purchase coins, chips and cards, and these events may occur again. Circumstances such as platform software updates, platform system changes or general outages may impair our players’ ability to access their previously acquired coins, chips and cards and purchase additional coins, chips and cards. We attempt to work with our internal publishing and developer partners to resolve such events timely. However, if such events recur on a prolonged basis or other similar issues arise that impact players’ ability to download our games, access social features or purchase coins, chips and cards, it could have a material adverse effect on our revenue, operating results and brand.
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
We have a history of significant indebtedness. As of December 31, 2023, we had total indebtedness of $3.9 billion, net of unamortized discounts and deferred financing costs, consisting primarily of borrowings under the LNWI Credit Agreement, and Senior Notes. As of December 31, 2023, our total available liquidity was $1.2 billion, which included $740 million of undrawn availability under the LNWI Revolver.
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
Our lenders, including the lenders participating in the LNWI Revolver under the LNWI Credit Agreement, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under the LNWI Revolver or to obtain other financing on favorable terms or at all. Our results of operations, cash flows and financial condition would be adversely affected if we were unable to draw funds under the LNWI Revolver because of a lender default or to obtain other cost-effective financing. Any default by a lender in its obligation to fund its commitment under the LNWI Revolver (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender’s commitment. If we are unable to generate sufficient cash flow in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. Moreover, our existing debt agreements contain, and our future debt agreements may contain, restrictive covenants that may prohibit us from adopting these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
Agreements governing our indebtedness impose certain restrictions that may affect our ability to operate our business. Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness and require us to make payments on our indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.
Agreements governing our indebtedness, including the LNWI Credit Agreement and the indentures governing our Senior Notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:
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
Our secondary listing of the Company’s common stock on the Australian Securities Exchange could lead to price variations and other impacts on holders of our common stock.
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
SciPlay becoming a wholly-owned subsidiary of the Company subjects us to a number of risks and uncertainties, including whether it will yield additional value for our stockholders and adversely impact our business, financial results, results of operations, cash flows or stock price.
On October 23, 2023, we acquired the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to the SciPlay Merger in an all-cash transaction for $496 million, excluding transaction fees and expenses. SciPlay becoming a wholly-owned subsidiary of the Company exposes us to a number of risks and uncertainties, including that L&W may be unable to achieve the expected operational, strategic and financial benefits of the SciPlay Merger; difficulties in retaining or motivating key management personnel of SciPlay; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.
We may incur significant costs as a result of being publicly traded in the United States and Australia.
Our common stock is publicly traded in both the United States and Australia, which causes us to incur significant legal, accounting, insurance and other expenses related to compliance with applicable regulations. To meet the challenges posed by being publicly traded in the United States and Australia, our management and other key personnel devote significant time and effort on compliance initiatives. Our compliance efforts increase our legal and financial costs and could require our personnel to devote greater time to ensure compliance with the relevant rules and regulations in both jurisdictions. In addition, our failure to successfully satisfy our obligations could subject us to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
Moreover, to comply with the ASX Listing Rules, we have policies and procedures that we believe are designed to successfully satisfy our obligations under the ASX Listing Rules. Failure or inability to follow these procedures and policies, or they are not sufficient to prevent non-compliance, could subject us to liability, fines and lawsuits. We intend to invest resources to comply with evolving laws, regulations and standards, which could result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory actions against us could harm our business.

Risks Relating to our Technology
Our success depends on the security and integrity of the systems and products we offer, and security breaches, including cybersecurity breaches, or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer.
We believe that our success depends, in large part, on providing secure products, services and systems to our customers, and on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our products and services. Our businesses sometimes involve the storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. All of our products and services are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these security features will effectively stop all fraudulent activities. Despite our security measures, our products, services and systems are vulnerable to attacks by hackers, customers, retailers, vendors or employees and could be breached due to malfeasance or other disruptions. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability.
Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced, but may not be sufficient to prevent future attacks, breaches or disruptions. Similarly, we regularly assess the adequacy of our security systems, including the security of our games and software, to protect against any material loss to any of our customers and our players, as well as the integrity of our products and services to end users and the integrity of our games to players. We develop and maintain an information security program to identify and mitigate cyber risks, but the development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Accordingly, expanded use of the internet and other interactive technologies may result in increased security risks for us and our customers. We cannot assure that our business or a business we acquire will not be or has not been affected by fraudulent activities or a security breach or lapse, which could have a material adverse impact on our results of operations, cash flows and financial condition.
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
An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. If our information or cybersecurity systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged resulting in loss of business or morale. The gaming industry, specifically, has been, and could remain, a common target of cyber-attacks. We, and the gaming industry as a whole, expect to face continued attempts to gain unauthorized access to or through our information systems, including cyber-attacks by computer programmers and hackers who may develop and deploy malicious software programs to gain access to our users’ information. These attacks could target our information systems as well as those of our business partners, employees, service providers, or other third parties. To date, attacks in the gaming industry have not had a material impact on our operations or financial results. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security, or the security of a business we acquire, occurs, public perception of the effectiveness of our security measures and brand, or the security measures and brand of a business we acquire, could be harmed, and we could lose players. Data security breaches and other data security incidents may also result from non-technical means, for example, actions by employees or contractors. Any compromise of our security, or the security of a business we acquire, could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our results of operations, cash flows and financial condition.
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
In addition, the availability of certain legal protections for intellectual property generated by new technologies, such as generative AI, is uncertain. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from or utilize the intellectual property that is the subject of challenged rights.
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
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These third parties are typically under no obligation to renew agreements and there is no guarantee that we will be able to renew these agreements on commercially reasonable terms, or at all. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal control over our financial reporting. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, break‑ins, cyber‑attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement information security measures and data protection safeguards, our servers and other computer systems are vulnerable to any number of threats, including viruses, ransomware, malicious software, hacking, break‑ins or theft, data privacy or security breaches, third‑party security breaches, employee error or malfeasance and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
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
Portions of our information technology infrastructure, including those operated by third parties, have and may again experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource-intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver products or services to customers and interrupt other processes. For example, in 2019, the content delivery tool Flash was deprecated by its manufacturer Adobe, resulting in player friction and disruptions in delivering our SciPlay and iGaming services to our customers. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
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
Our information technology systems and infrastructure are subject to cyber-attacks from vectors, including but not limited to viruses, ransomware, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. The gaming industry, specifically, has been, and could remain, a heightened target of cyber-attacks. Threats to our information technology systems and infrastructure include:
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
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners or other third parties could expose us to significant potential liability and reputational harm. We have made, and will continue to make, significant investments in the protection of our systems, networks and intellectual property. We conduct a program of continuous self-evaluation and improvement as we seek to mitigate cyber risk. However, as threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against damages resulting from cyber-attacks, it may not be sufficient to cover all possible claims, and we may suffer losses that could have a material adverse effect on our business. Our insurance coverage for protecting against damages resulting from cyber-attacks does not cover incidents which occur at companies we acquire after such cyber-attack. Any successful cyber-attack or breach of our cybersecurity measures, or those of our service providers or other third parties, could violate various privacy, data protection, data security, network and information systems security and other laws, resulting in legal and financial exposure. In addition, such an attack could cause adverse publicity and a loss of confidence in our security measures. If our information or cybersecurity systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished. As a global enterprise, we could also be negatively impacted by existing and proposed U.S. and non-U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection.
In addition, our customers may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (NIST), which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to meet such standards.
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
•require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain or retain the right to use a product, process or component;
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
On April 27, 2023, the U.K. Government published a white paper (a policy paper) setting out its comprehensive package of reform proposals, with many of those proposals subject to further consultation by the U.K. Government or British Gambling Commission. On February 23, 2024, and following its consultation that launched on July 26, 2023, the U.K. Government announced that, from September 2024, it will introduce statutory maximum online slots stake limits at £5 for those aged 25 and above and £2 for those aged 18 to 24. Additionally, the U.K. Government has also issued consultations on the land-based liberalization proposals (also closed on October 4, 2023) and the statutory levy (closed on December 14, 2023), and responses are also awaited. We also await the British Gambling Commission’s response on its recent closed consultations, which are expected in March 2024, and further consultations are both pending and expected. We will continue to monitor the reform proposals and their impact on our iGaming and Gaming business segments and overall business.
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
Despite the monitoring we have undertaken and the other precautions we take, it is possible that, due to the above factors, such measures are not sufficient and that criminal or regulatory actions could be brought against us or our employees or directors, any or all of which could have a detrimental effect on our financial performance and reputation. Furthermore, actions brought against our customers could also have a detrimental effect on our financial performance or reputation, including if such actions prevent or delay the receipt of revenue from such customers.
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
Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, our R&D expenses are required to be capitalized and amortized for U.S. tax purposes, which has delayed the ability to deduct these expenses and potentially increased the amount of cash taxes we will pay for the taxable year ended December 31, 2023. We will recover these expenses in subsequent years such that the increased cash outlay is generally expected to be temporary. In the future, the U.S. Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the provision, possibly with a retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current tax law. The impact of this tax legislation on our cash from operations depends on the amount of R&D expenditures incurred by the Company and whether the IRS issues guidance on the legislation which differs from our current interpretation, among other things.
On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion and a 1% excise tax on corporate stock buybacks. The Company was not materially impacted by this tax in 2023, nor does the Company expect to be significantly negatively impacted in future years by this tax.

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In December 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises (“MNEs”), with an annual global turnover exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. Pillar Two requires MNEs with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including the U.K., are currently proposing or have enacted legislation to implement core elements of the Pillar Two proposal by the start of 2024. On February 1, 2023, the FASB indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. The Company does not expect to be significantly impacted by these rules.
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
Our business strategy includes a gradual shift into new, regulated digital gaming markets. We expect there to be an opportunity to grow revenue by being among the first systems providers to obtain a license to operate digital gaming systems in markets where end-users historically have been reliant on unregulated digital gaming. However, there is no guarantee that end users who are currently engaging in unregulated digital gaming (in the U.S. or elsewhere) will transition away from unregulated gaming to regulated gaming in the wake of regulation, which is itself uncertain as to timing and scope and varies on a jurisdiction by jurisdiction basis. Our ability to influence end-user tastes and habits is limited, and if the introduction of regulation fails to result in a migration of end-users from unregulated gaming to regulated gaming, this may have an adverse impact on our operations, financial performance and prospects.
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
In the past, we have implemented various business improvement, strategic, optimization and restructuring initiatives in an effort to streamline our organization, leverage our resources more efficiently, and reduce our operating costs. These initiatives encompassed a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. Most recently, we have incurred additional restructuring costs related to our recent strategic review, the Divestitures, our ASX listing and the SciPlay Merger. We have engaged, and may continue to engage, in similar or additional future restructuring initiatives. Because we are not able to predict with certainty when we will reorganize portions of our business, we cannot predict the extent, timing and magnitude of additional restructuring charges. We may also not realize the anticipated reduction in operating costs.
We may incur additional impairment charges.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. COVID-19 disruptions in the first quarter of 2020 led to widespread closures of LBO shops across the U.K., global economic uncertainty and deterioration in business conditions, which resulted in our most recent goodwill impairment charge, $54 million for our U.K Gaming reporting unit during the first quarter of 2020. Based on the results of our annual goodwill impairment test as of October 1, 2023, we concluded that it is more likely than not that the fair value of each of our reporting units substantially exceeded their respective carrying values (greater than 20%) and no impairment charges were warranted. However, this could change in the future depending on prevailing conditions or adverse changes to our projections that could negatively impact the recoverability of the remaining carrying value of our goodwill and other assets for our reporting units, which might result in additional material impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Critical Accounting Estimates – Goodwill – Impairment Assessment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11.
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
We depend on the continued performance of our executive officers and key personnel. We face strong competition to recruit and retain key personnel from other top companies in our industry. If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business. Our ability to expand is dependent on our ability to recruit and retain talented employees in the U.S. and internationally who are capable of leading our employees to achieve our strategic objectives.
We also rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative products. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. 2021 and 2022, in particular, were marked by a labor shortage that made hiring and retaining skilled employees to support our products highly competitive.
We have adopted a hybrid work policy for our employees. Many companies, including companies that we compete with for talent, have announced plans to adopt full time remote work arrangements or more flexible hybrid work arrangements, which may impact our ability to attract and retain qualified personnel if potential or current key employees prefer these policies. In addition, as a result of our recent move to a hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home. We cannot guarantee that we will be able to recruit or retain highly qualified personnel, including individuals in key areas such as game design, engineering and project management in the future. The loss or inability to hire highly skilled employees could result in significant disruption to our business. In addition, the training and integration of replacement personnel could be time-consuming and expensive while also causing disruption to our business and harm to our reputation in the market for highly skilled employees. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition.
If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.
We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. We are currently undertaking an ERP system implementation in our largest business segment. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2023, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.
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
Litigation and arbitration may adversely affect our business and our results of operations, cash flows and financial condition.
We are and may become subject to litigation and arbitration claims in the operation of our business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments. We have incurred and may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that have been and may be decided against us resulted and could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and our results of operations, cash flows and financial condition. For additional information regarding our litigation, see Note 20.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have developed, implemented and maintained robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. These measures are included within our overall risk management process. As part of this process, all detected cybersecurity threats and incidents are logged and escalated to the Chief Information Security Officer (“CISO”) and Chief Compliance Officer, who report to our Chief Legal Officer.
We follow a formal cybersecurity incident response policy, which provides for use of third-party service providers where circumstances dictate it is necessary. Our cybersecurity incident response policy is aligned with the standards set forth by the International Organization for Standardization (“ISO”) and the National Institute of Standards and Technology (“NIST”), and it includes proactive steps to prepare for attempts to compromise our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents, we undertake the below activities:
•closely monitor emerging data protection laws and implement changes to our processes designed to comply;
•undertake an annual risk assessment and review of our consumer facing policies, business changes and statements related to cybersecurity, or more frequently as needed;
•proactively inform our customers of substantive changes related to customer data handling;
•conduct annual customer data handling and use requirements training for all our employees and contingent workers;
•conduct annual cybersecurity management and incident training for employees and contingent workers involved in our systems and processes that handle sensitive data;
•conduct regular phishing email simulations for all employees and all contingent workers with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data in accordance with local laws and regulations;
•run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies; and
•use an internal well-tested incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident.
Where circumstances dictate the use of third-party service providers, such services include regular assessments of our cybersecurity program including cyber maturity assessments and penetration tests; evaluation and approval of our critical business partners and vendors; and participating in incident response processes. As part of our cybersecurity incident response policy, we identify, evaluate and mitigate any risks posed from engaging with any third-party service provider. In 2023 we did not experience any cybersecurity incident that materially affected or was reasonably likely to materially affect our operations, business, results of operations, cash flows or financial condition.

Governance and Oversight
The Board of Directors is central to oversight of cybersecurity risks. The Board of Directors is composed of members with diverse expertise, including risk management, technology, finance and legal, and they have appropriate access to management and third parties (as deemed necessary), equipping them to oversee cybersecurity risks effectively. Day-to-day cybersecurity monitoring and oversight activities are delegated to management.
Our CISO is primarily responsible for assessing, monitoring and managing cybersecurity risks as well as overseeing employee training programs. Our CISO has served in this role since July 2019, has a Master’s Degree in Information Security from the University of London, has been working in technology risk management since the early 1990s, holds Certified Information Systems Security Professional status and is a member in good standing of the Institute of Electrical and Electronics Engineers (“IEEE”) and the International Information System Security Certification Consortium (“ISC2”). The CISO reports at least annually to the Board of Directors on material cyber risks, including those identified in our business and rising threats, and the current state of L&W’s information security and will continue to do so on a regular basis as needed.
The CISO and his team evaluate quantitative and qualitative factors to determine if a cybersecurity threat or incident needs to be escalated to other members of management and ultimately to the Board of Directors. The factors evaluated include but are not limited to: actual or potential monetary damages, number of impacted employees or customers, nature of the records compromised, potential impact on customer relationships, public knowledge and likely effect on L&W’s reputation. Depending on the severity of the impact on these factors, management, including the CISO, Chief Compliance Officer, Chief Accounting Officer (“CAO”) and Chief Legal Officer, meets as part of a management committee to determine if an incident is material. In the event the management committee determines that a cybersecurity incident or threat is material, the incident or threat is elevated and reviewed with our Board of Directors. The management committee reports all incidents requiring a materiality assessment to the Chief Legal Officer, regardless of whether such committee ultimately determines a cybersecurity incident to be material.
For additional information regarding how cyber security threats could materially affect or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see the risk factors captioned “Our success depends on the security and integrity of the systems and products we offer, and security breaches, including cybersecurity breaches, or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer,” “We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our products and services could diminish our brand and reputation, subject us to liability and have disrupted and could disrupt our business and adversely impact our results,” and “If we or a company we acquire sustains cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.
ITEM 2.    PROPERTIES
We occupy approximately 799,000 square feet of space in the U.S and approximately 742,000 square feet of space Internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, SciPlay and iGaming segments.

Location	Sq. Ft.	Supports	Tenancy
Las Vegas, Nevada	514,889	Corporate Headquarters, Gaming and iGaming	Lease/Own(1)
India (Bangalore and Chennai)	151,563	Corporate, Gaming, SciPlay and iGaming	Lease
(1) Lease 362,889 sq. ft. and own 152,000 sq. ft.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for our Common Stock
Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LNW.” Our common stock is also listed as CDIs for trading on the ASX under the ticker symbol “LNW.”
On February 23, 2024, the closing sale price for our common stock on the Nasdaq Global Select Market was $93.65 per share, and the closing sale price for our common stock listed as CDIs on the ASX was AU$139.00 per share. There were 559 holders of record of our common stock as of February 23, 2024. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.
Dividend Policy
We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock.
Issuer Purchases of Equity Securities
We repurchased 0.3 million shares under the share repurchase program during the three months ended December 31, 2023.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share(1)	Total Cost of Repurchase(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
10/1/2023 - 10/31/2023	—	$—	$—	$200
11/1/2023 - 11/30/2023	—	$—	—	$200
12/1/2023 - 12/31/2023	0.3	$84.68	25	$175
Total	0.3	$84.68	$25	$175
(1) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired. For the three months ended December 31, 2023, excise taxes totaled less than $1 million.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2023 of our then outstanding common stock, the Nasdaq Composite Index, the S&P/ASX 200 Index, an index of our peer group companies that operate in industries or lines of business similar to ours, and another of our former peer group previously selected by the Company prior to the completion of the Divestitures. The current peer group is intended to replace the former peer group. Management believes that the transition to the current peer group provides a better representation of industry performance.
Our current peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Everi Holdings Inc. (New York Stock Exchange: EVRI), Playtika Holding Corp. (New York Stock Exchange: PLTK), PlayAGS, Inc. (New York Stock Exchange: AGS) and Evolution AB (Stockholm Stock Exchange: EVO). Our former peer group companies consisted of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Intralot, S.A. (Athens Stock Exchange: INLOT), Pollard Banknote Limited (Toronto Stock Exchange: PBL) and Everi Holdings Inc. (New York Stock Exchange: EVRI).
The companies in our peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our then outstanding common stock, the Nasdaq Composite Index, the S&P/ASX 200 Index and the peer group indices at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	12/18	12/19	12/20	12/21	12/22	12/23
Light & Wonder, Inc.	$100.00	$149.78	$232.05	$373.77	$327.74	$459.23
Nasdaq Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P/ASX 200	$100.00	$124.04	$133.19	$148.55	$133.13	$152.72
Prior Peer Group	$100.00	$148.94	$144.97	$211.99	$152.39	$201.57
Current Peer Group	$100.00	$212.06	$484.11	$741.72	$575.70	$688.94
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
Highlights and Recent Developments
In addition to our existing primary Nasdaq listing, our common stock is listed as CDIs on the ASX and commenced active trading on May 22, 2023 (AEST) under the ticker symbol “LNW.” We believe this secondary listing is creating substantial benefits for L&W and its shareholders, including enhancing the Company’s profile in Australia, one of the leading markets for the L&W’s Gaming business, and providing the Company access to new long-term Australian institutional investors that complement our strong existing base of shareholders. As of October 18, 2023, our common stock was added to the S&P/ASX 200 Index, continuing to enhance the Company’s profile with Australian investors.
On August 23, 2023, we issued $550 million in aggregate principal amount of the 2031 Unsecured Notes. The net proceeds of the 2031 Unsecured Notes offering, together with cash on hand, were used to redeem all $550 million of the 2025 Unsecured Notes and to pay accrued and unpaid interest thereon plus related premiums, fees and expenses (see Note 15 for additional information). The transaction resulted in an approximately $6 million reduction in annualized cash interest costs and extended our first major debt maturity to 2028. In January 2024, we repriced the LNWI Term Loan B, reducing our interest rate by 35 basis points and resulting in a reduction in annualized cash interest costs of approximately $8 million.
On October 23, 2023, we acquired the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to the SciPlay Merger in an all-cash transaction for $496 million, excluding transaction fees and expenses. As a result of the SciPlay Merger, SciPlay ceased to be publicly traded and became a wholly-owned subsidiary of L&W. We believe that this transaction is enabling seamless collaboration with SciPlay, adding further momentum to our already robust cross-platform strategy, and providing flexibility for use of SciPlay cash flows for investments across the enterprise, all of which are expected to increase long-term shareholder value.
On February 25, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of shares of our outstanding common stock. Repurchases may be made at the discretion of the Transaction Committee of the Board of Directors through one or more open market transactions, privately negotiated transactions, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, or a combination of the foregoing. Since the initiation of the program on March 3, 2022 and through December 31, 2023, we returned $575 million of capital to shareholders through the repurchase of 9.4 million shares of common stock, or 77% of total program authorization.
We have a significant portion of SciPlay personnel located in Tel Aviv, Israel. In light of current circumstances in Israel, we are actively monitoring developments and are ready to redirect resources as needed to minimize impact on SciPlay operations. We do not have servers or infrastructure that are located in Israel that host our games. While we have not yet seen an impact on our business from current events, they could negatively affect the performance of the personnel in that area and have an adverse impact on our business if these events continue and/or escalate. Refer to “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K for more information.
We closed the year strongly and delivered the 11th consecutive quarter of consolidated revenue growth and sixth consecutive quarter of double-digit revenue growth year-over-year. 2023 showcased our strong financial performance, execution on our growth strategy and transformation, and continued advancement towards our long-term financial targets. Consolidated revenue growth was driven by record performance across all of our businesses maintaining strong margins.
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
Inflation and supply chain logistics. Our operating results have substantially recovered from the impacts of the COVID-19 pandemic in 2020 and 2021; however, lingering impacts on supply chains in numerous industries have caused shortages of inputs/outputs, which in turn put inflationary pressures on the economy as a whole. Inflationary pressures may have an impact on discretionary income as people allocate more of their disposable income toward higher priced necessity goods and services, which could impact our customers. These circumstances may change in the future and such changes could be material.
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
A high level of competition, with competitor expansion. Our major competitors are expanding their product and service offerings with integrated products and solutions that compete directly with ours. For example, competition in our Gaming business segment is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. Our iGaming business segment is facing challenges related to expanding our market share within new and emerging markets, while our SciPlay business segment continues to be highly competitive with low barriers to entry, rapid evolution, a fragmented market and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. See Part I, Item 1 of this Annual Report on Form 10-K and Business Segment Results below describing competition and factors impacting each of our business segments.
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
CONSOLIDATED RESULTS
The following presents information about our results of operations for the year ended December 31, 2023 compared to 2022. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Annual Report on Form 10-K for our results of operations for the year ended December 31, 2022 as compared to 2021.

	Year Ended December 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Total revenue	$2,902	$2,512	$390	16%
Total operating expenses	2,384	2,239	145	6%
Operating income	518	273	245	90%
Net income (loss) from continuing operations before income taxes	205	(163)	368	nm
Net income (loss) from continuing operations	180	(176)	356	nm
Net income from discontinued operations, net of tax(1)	—	3,873	(3,873)	nm
Net income attributable to L&W	163	3,675	(3,512)	nm
nm = not meaningful.
(1) The year ended December 31, 2022 includes a pre-tax gain of $4,927 million on the sale of discontinued operations (see Note 2).
Revenue
All lines of business within our Gaming business segment continue to experience growth and increased demand, driving $249 million or 16% Gaming revenue growth in 2023. More specifically, the increase in Gaming revenue was primarily driven by continued momentum in global Gaming machine sales, coupled with stronger performance in our U.S. and Canada premium install base, and increased demand for Table products and Systems.
SciPlay revenue increased by $106 million or 16% primarily due to increased average revenue per daily active user, social casino payer engagement and average monthly paying users. Average revenue per daily active user grew 21% in 2023, reaching a new record high of $0.94 for the year ended December 31, 2023, as a function of lower average daily active users coupled with an increase in payers.
iGaming revenue increased by $35 million or 15% primarily due to growth in both the U.S. and international markets, driven by the strength of our original content and growth in our partner network, and benefited from $6 million in certain termination fees. In October 2023, we launched our live casino operations in Michigan.
Our 2023 consolidated revenues were impacted by $9 million of unfavorable foreign currency exchange impact compared to $44 million of unfavorable impact in the prior year.

Operating Expenses

	Year Ended December 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Operating expenses:
Cost of services(1)	$445	$390	$55	14%
Cost of products(1)	427	348	79	23%
SG&A	808	717	91	13%
R&D	228	218	10	5%
D&A	384	420	(36)	(9)%
Restructuring and other	92	146	(54)	(37)%
Total operating expenses	$2,384	$2,239	$145	6%
(1) Excludes D&A.
Cost of Revenue
Cost of revenue for the year ended December 31, 2023 increased as a direct result of higher revenue as described above, driven by $79 million in higher cost of product revenue primarily associated with higher gaming machine sales, while increased cost of services was primarily driven by SciPlay, which increased $31 million compared to the prior year due to revenue growth.
SG&A
SG&A increased primarily due to higher stock-based compensation expense of $49 million, which increased as a result of changes in incentive compensation mix and outperformance of targets tied to incentive compensation, higher legal expenses of $14 million driven by pending litigation matters and higher salaries and benefits of $8 million as well as partially due to various other drivers.
R&D
R&D increased primarily due to higher salaries and benefits in the SciPlay segment.
D&A
D&A decreased primarily due to fully depreciated assets and amortized intangible assets related to certain of our legacy trade names as well as past acquisitions associated with our Gaming and iGaming segments, partially offset by an impairment charge of $5 million related to SciPlay restructuring of a certain foreign studio. Accelerated amortization related to the legacy trade names totaled $29 million and $59 million for the years ended December 31, 2023 and 2022, respectively.
Restructuring and Other
The decrease in restructuring and other was primarily due to lower professional service, legal and other costs related to the strategic review and related transactions. The year ended December 31, 2023 included $15 million in costs associated with the SciPlay Merger and $7 million in professional services associated with the ASX listing. The years ended December 31, 2023 and 2022 included contingent consideration remeasurement charges of $19 million and $21 million, respectively. See Note 16 for additional details.

Other Factors Affecting Net Income Attributable to L&W

	Year Ended December 31,		Factors Affecting Net Income Attributable to L&W
(in millions)	2023	2022	2023 vs. 2022
Interest expense	$(309)	$(327)	The decrease in interest expense is primarily due to lower outstanding debt resulting from the redemption of certain senior notes and refinancing through the LNWI Credit Agreement completed in the second quarter of 2022.
Loss on debt financing transactions	(15)	(147)	Loss on debt financing transactions included charges of $12 million in 2023 and $90 million in 2022 associated with premiums paid to redeem certain senior notes (see Note 15).
Gain on remeasurement of debt and other	—	27	Gains are attributable to remeasurement of previously held Euro-denominated senior notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates.
Other income, net	11	11	No change in other income, as increased interest income was mostly offset by the impact of changes in foreign currency exchange rates.
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

	Year Ended December 31,
	2023			2022
($ in millions)	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$138	5%	$2	$125	5%	$(12)
Euro	198	7%	4	178	7%	(21)
Discontinued Operations
As described above, we completed the Divestitures in 2022, received a total of $6.5 billion in gross proceeds and recorded a pre-tax gain on sale of discontinued operations of $4.9 billion. Refer to Note 2 for further information on discontinued operations.
BUSINESS SEGMENT RESULTS
The following presents information about our business segment results of operations for the year ended December 31, 2023 compared to 2022. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Annual Report on Form 10-K for our business segment results of operations for the year ended December 31, 2022 as compared to 2021.
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

The following table summarizes the primary business activities included in our Gaming business segment.

	Services	Products
Gaming operations	Service revenues from gaming operations are derived from WAP, premium and daily-fee Participation gaming machines and other leased gaming machines (including VLTs and ETSs) and licensing arrangements.	N/A
Gaming machine sales	N/A	Sale of new and used gaming machines, ETSs and VLTs, conversion game kits and spare parts.
Gaming systems	We provide services which include installation and support of CMSs, including ongoing hardware and software maintenance and upgrade services of customer CMSs.	We offer CMSs that help our customers improve communication with players, add excitement to the gaming floor and enhance operating efficiencies.
Table products	Revenue is generated from supplied table products (including Shufflers and other table products utilities) and services.	Sale of table products (including Shufflers) and PTG licensing (including subscription arrangements).
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
•Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP and our proprietary brands such as ULTIMATE FIRE LINK™, DRAGON SPIN™, ULTRA HOT MEGA LINK™, 88 FORTUNES™, INVADERS FROM THE PLANET MOOLAH™, 5 TREASURES™, CASH SPIN™, DANCING DRUMS EXPLOSION™, GM ATLAS™, and DIAMOND MILLIONS™. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles under both licensed brands and our proprietary brands. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.
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
We license our PTG content to commercial, tribal and governmental casino operators typically under month-to-month arrangements based on fixed monthly rates or subscription arrangements to our PTG content library. PTGs, which are designed to enhance operators’ table-game operations, include our internally developed and acquired PTGs, progressive system software, side bets, add-ons and other progressive features. Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms.
Current Year Update
We continue to see elevated demand for our Gaming products and services, with Gaming operations and Gaming machine sales performing above pre-COVID levels. The increase in Gaming revenue for the year ended December 31, 2023, as compared to the prior year, was primarily driven by strong momentum in Gaming machine sales growing 36%, coupled with growth in Table products and Systems. Gaming operations also benefited from higher average daily revenue per unit, the continued success of our cabinets and strong game content performance. While demand remains strong, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty that may impact our operations. We are also monitoring for any potential disruptions in our supply chain, such as those due to armed conflicts or hostilities, and increase our inventory positions when deemed necessary to mitigate any expected or unexpected delays and fulfill customer orders timely.
Results of Operations and Key Performance Indicators

	Year Ended December 31,		Variance
($ in millions, except per unit amounts)	2023	2022	2023 vs. 2022
Revenue:
Gaming operations	$661	$635	$26	4%
Gaming machine sales	708	522	186	36%
Gaming systems	268	255	13	5%
Table products	213	189	24	13%
Total revenue	$1,850	$1,601	$249	16%

F/X impact on revenue	$—	$(27)	$27	100%

KPIs:
U.S. and Canada units:
Installed base at period end	31,220	30,630	590	2%
Average daily revenue per unit(1)	$47.86	$45.99	$1.87	4%

International units(2):
Installed base at period end	22,327	27,126	(4,799)	(18)%
Average daily revenue per unit	$15.14	$13.51	$1.63	12%

Gaming machine sales:
U.S. and Canada new unit shipments	18,500	16,890	1,610	10%
International new unit shipments	19,136	9,913	9,223	93%
Total new unit shipments	37,636	26,803	10,833	40%
Average sales price per new unit	$17,229	$17,462	$(233)	(1)%
(1) We refined U.S. and Canada units average daily revenue per unit calculation to include certain Gaming operations revenue streams that were previously excluded and have revised prior periods to align with the new calculation. The change aligns more closely with how management evaluates the operating performance and was immaterial both quantitatively and qualitatively. Revised U.S. and Canada average daily revenue per unit for the year ended December 31, 2021 was $43.57.
(2) Units exclude those related to game content licensing.
Revenue
As noted above, Gaming revenue increased in 2023 as demand for our Gaming products and services increased, and our Gaming operations and Gaming machine sales have exceeded pre-COVID levels. Increase in Gaming revenue was driven by all lines of our Gaming business year-over-year, including robust Gaming machine sales coupled with continued growth momentum in Gaming operations, which benefited from higher installed base for U.S. and Canada and higher average daily revenue per unit.
Gaming Operations
Gaming operations revenue for 2023 demonstrated continued momentum driven by strong game performance of hit franchises and premium games. Gaming operations installed base for U.S. and Canada increased from 30,630 units in 2022 to 31,220 units in 2023, along with an increase in average daily revenue per unit of $1.87, as growth in our premium games was only partially offset by reductions in our public gaming and leased core products. Average daily revenue per unit also increased for International units by $1.63. Alternatively, International ending installed base units decreased from 27,126 units in 2022 to 22,327 units in 2023, primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Greece and Latin America. Gaming operations generated 36% and 40% of total Gaming segment revenues for 2023 and 2022, respectively.
Gaming Machine Sales
The increase in Gaming machine sales revenue was primarily driven by higher sales of replacement units globally and an increase in casino opening and expansion activity internationally, partially offset by lower average sales price per new unit mostly from a higher proportion of international lower priced unit sales.

The following table summarizes Gaming machine sales changes:

	Year Ended December 31,		Variance
	2023	2022	2023 vs. 2022
U.S. and Canada unit shipments:
Replacement units	17,351	14,531	2,820	19%
Casino opening and expansion units	1,149	2,359	(1,210)	(51)%
Total unit shipments	18,500	16,890	1,610	10%

International unit shipments:
Replacement units	16,641	9,647	6,994	72%
Casino opening and expansion units	2,495	266	2,229	838%
Total unit shipments	19,136	9,913	9,223	93%
Operating Expenses
The increase in operating expenses is primarily due to $91 million in higher cost of revenue associated with the increase in revenue as described above, coupled with $24 million in higher SG&A, partially offset by $46 million in lower D&A as a result of fully depreciated and amortized assets related to prior acquisitions and fully amortized legacy trade names during 2023. The increase in SG&A was primarily comprised of higher stock-based compensation expense of $18 million and $4 million of increased provision for bad debts, partially offset by lower legal expenses of $6 million.
AEBITDA
AEBITDA increased by $151 million or 20%, and AEBITDA margin increased by 2 percentage points to 50%. These results were primarily driven by increased revenue and a favorable revenue mix as well as margin enhancement initiatives. AEBITDA also benefited from a change in the incentive compensation mix from cash to equity awards, resulting in an $10 million benefit, as well as lower legal expenses.
SCIPLAY
SciPlay is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay also operates in the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue through advertising arrangements in SciPlay’s hyper-casual games. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including Jackpot Party Casino, Gold Fish Casino, Quick Hit Slots, 88 Fortunes Slots, Monopoly Slots and Hot Shot Casino. SciPlay continues to pursue its strategy of expanding into the online and mobile games market. Current casual game titles include Bingo Showdown and Backgammon Live as well as other titles in the hyper-casual space, including games such as Candy Challenge 3D, Boss Life and Deep Clean Inc. 3D. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. SciPlay launched a proprietary in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. Currently, revenue generated via the proprietary platform is not material. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to a library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as Monopoly and James Bond. SciPlay’s access to this content, coupled with years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
Current Year Update
Throughout 2023, SciPlay deployed significant updates across a number of their portfolio games, and it expects to deploy further updates to games in future years.
2023 was another record year for total revenue and AEBITDA, and SciPlay continues to see higher player engagement compared with the pre-COVID-19 time period. SciPlay’s year-over-year total revenue growth was 16%. This result is primarily attributable to the revenue generated by Jackpot Party Casino, Quick Hit Slots, and Gold Fish Casino. We believe that there is an opportunity for continued improvement of operating results in 2024 and beyond, as SciPlay continues to execute on its strategic game updates, enhanced analytics and international expansion.
Results of Operations and Key Performance Indicators

	Year Ended December 31,		Variance
(in millions unless otherwise noted)	2023	2022	2023 vs. 2022
Revenue:
Mobile in-app purchases	$681	$584	$97	17%
Web in-app purchases and other(1)	96	87	9	10%
Total revenue	$777	$671	$106	16%

F/X impact on revenue	$(9)	$(3)	$(6)	(200)%

KPIs:
In-App Purchases:
Mobile Penetration(2)	89%	90%	(1) pp	nm
Average MAU(3)	5.7	6.0	(0.3)	(5)%
Average DAU(4)	2.2	2.3	(0.1)	(4)%
ARPDAU(5)	$0.94	$0.78	$0.16	21%
Average MPUs(6) (in thousands)	606	572	34	6%
AMRPPU(7)	$104.82	$94.58	$10.24	11%
Payer Conversion Rate(8)	10.6%	9.6%	1.0 pp	nm
nm = not meaningful.
pp = percentage points.
(1) Other primarily represents advertising revenue, which was not material for the periods presented.
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

Revenue
Revenue increased as social casino payer engagement increased with an increase in average monthly paying users and average monthly revenue per paying user.
Mobile penetration percentage remained relatively flat and reflected how players are continuing to use mobile platforms to play SciPlay’s games.
Average MAU decreased due to the turnover in users. ARPDAU increased as a function of lower average DAU coupled with an increase in payers. AMRPPU and average MPU increased as payer conversion improved due to the continued improvement of content and features resulting in increased paying player interaction.
Payer conversion rates continue to be elevated due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in their games.
Operating Expenses
The increase in operating expenses correlated with the above-described increase in revenue as a result of higher platform fees, resulting in $31 million in higher cost of revenue, coupled with higher stock-based compensation of $24 million, an $18 million increase in salaries and benefits (excluding stock-based compensation) related to an increase in headcount, and an impairment charge of $5 million related to the restructuring of a certain foreign studio.
AEBITDA
AEBITDA increased by $56 million and AEBITDA margin increased by 3 percentage points to 31%, primarily due to revenue growth as discussed above, partially offset by the increase in operating costs resulting from increases in salaries and benefits.

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
Current Year Update
We continue to expand our customer base and capitalize on growth in the European and North American markets by leveraging our industry leading platforms, content and solutions, as well as invest in our ability to scale our own original U.S. land-based content offering. Currently we have launched in six U.S. states, and we are positioned to enter others as additional state legislatures authorize online gaming. In October 2023, we launched our live casino operations in Michigan.
Results of Operations
Overall, iGaming revenue increased by $35 million or 15% primarily due to continuing momentum in the U.S. market, which delivered 24% year-over-year revenue growth, driven by the strength of our original content and growth in our partner network, as well as growth in international markets. U.S. revenue in the current year also benefited from $6 million in certain license termination fees. Wagers processed through our Open Gaming System increased to $82.8 billion for the year ended December 31, 2023, a 15% increase from the prior year.
Operating expenses increased in correlation with the increase in revenue. AEBITDA increased by $15 million or 19%, and AEBITDA margin increased to 35%, also primarily due to the increase in revenue described above.
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
Determining the fair value of assets acquired and liabilities assumed requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expense could be accelerated or slowed. For example, for the acquisitions completed during 2022, if the intangible assets useful lives were extended by two years, the total annual depreciation and amortization would decrease by approximately $2 million, and if the useful lives were shortened by two years, the total annual depreciation and amortization would increase by approximately $3 million. Additionally, we record contingent acquisition consideration as a liability when applicable, the value of which is generally based on reaching certain earnings-based metrics. The related liability is recorded at fair value as of the acquisition date as part of the consideration transferred and remeasured each reporting period, with any change in fair value recorded to restructuring and other. See Note 16 for additional details.
Revenue Recognition
Our revenue recognition policies described in Note 4 require us to make significant judgments and estimates. The guidance requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract-specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:
•Contracts with multiple promised goods and services. Because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems revenue that often contains multiple promised goods and services was $268 million for the year ended December 31, 2023, or approximately 9% of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.
•Determination of stand-alone selling prices. The guidance requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services, the determination of a stand-alone selling price or the relative range may require significant judgment. Our total gaming systems revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $268 million for the year ended December 31, 2023, or approximately 9% of consolidated revenue.
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
We performed our annual goodwill impairment test as of October 1, 2023 using a quantitative test for our Table Products reporting unit and a qualitative assessment for all other reporting units. For our Table Products reporting unit, we determined that the fair value of the reporting unit substantially exceeded its carrying value (greater than 20%) and no impairment charges were warranted. Based on the results of our qualitative impairment assessment for the other reporting units, we concluded that it is more likely than not that the fair values of these reporting units substantially exceeded their respective carrying values and there were no reporting units requiring further assessment.
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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of December 31, 2023, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver, discussed further in Note 15.
The following table summarizes our cash and available revolver capacity as of December 31, 2023 and 2022:

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
L&W total as of December 31, 2023	$425	$750	$(10)	$1,165

L&W (excluding SciPlay)	$584	$750	$(12)	$1,322
SciPlay	330	150	—	480
Total as of December 31, 2022	$914	$900	$(12)	$1,802
Sources and Uses of Liquidity
During 2023, we drew and repaid a total of $205 million under the LNWI Revolver. As of December 31, 2023, the LNWI Revolver is undrawn and available.
Total cash held by our foreign subsidiaries was $166 million as of December 31, 2023 as compared to $142 million as of December 31, 2022. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.

Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. In January 2024, we repriced the LNWI Term Loan B, reducing our interest rate as described in Note 15. Based on prevailing interest rates at December 31, 2023, we expect to pay required principal and interest payments on our debt in 2024 totaling approximately $22 million and $299 million, respectively (inclusive of the impact of interest rate swap contracts).
In April 2023, we paid $32 million in cash taxes associated with the Divestitures. As required under our certain debt agreements, we used a portion of the proceeds received from the Divestitures to reinvest in our business through the SciPlay Merger (see Note 1 for additional details). On October 23, 2023, we paid $496 million to the holders of SciPlay Class A common stock in connection with the SciPlay Merger. Upon completion of the SciPlay Merger, SciPlay’s revolving credit facility was terminated, and any SciPlay cash and cash equivalents became available for use by L&W.
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
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. Since the initiation of the program and through December 31, 2023, we repurchased 9.4 million shares of common stock at an aggregate cost of $575 million. During the year ended December 31, 2023, SciPlay repurchased 1.4 million shares of Class A common stock at an aggregate cost of $23 million under its former share repurchase program, which was terminated upon completion of the SciPlay Merger.
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
Cash Flow Summary

	Year Ended December 31,		Variance
(in millions)	2023	2022	2023 vs. 2022
Net cash provided by (used in) operating activities from:
Continuing operations	$590	$(425)	$1,015
Discontinued operations	—	44	(44)
Net cash provided by (used in) operating activities	590	(381)	971
Net cash (used in) provided by investing activities from:
Continuing operations	(248)	(252)	4
Discontinued operations	(3)	6,368	(6,371)
Net cash (used in) provided by investing activities	(251)	6,116	(6,367)
Net cash used in financing activities from:
Continuing operations	(788)	(5,460)	4,672
Discontinued operations	—	(3)	3
Net cash used in financing activities	(788)	(5,463)	4,675
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(6)	9
(Decrease) increase in cash, cash equivalents and restricted cash	$(446)	$266	$(712)

Cash flows from operating activities

	Year Ended December 31,		Variance
(in millions)	2023	2022	2023 vs. 2022
Net income	$180	$3,697	$(3,517)
Less: Income from discontinued operations, net of tax	—	(3,873)	3,873
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations	576	643	(67)
Changes in working capital accounts, excluding the effects of acquisitions	(82)	(863)	781
Changes in deferred income taxes and other	(84)	(29)	(55)
Net cash provided by (used in) operating activities from continuing operations	$590	$(425)	$1,015
Net cash provided by operating activities from continuing operations increased in 2023 primarily due to a $234 million increase in earnings and favorable changes in working capital. The changes in our working capital accounts for the year ended December 31, 2023 were primarily driven by the following:
•$32 million in cash taxes paid during 2023 related to the Divestitures, compared to $641 million in 2022;
•$68 million unfavorable change in receivables due to timing of collections and higher billing primarily associated with strong growth in Gaming business as well as timing of collections from SciPlay platform providers;
•$29 million unfavorable change in inventory due to timing of orders and shipments as well as higher inventory purchases in order to limit supply chain impacts and support future sale levels;
Cash flows from investing activities
Net cash used in investing activities from continuing operations decreased primarily due to transactions in the prior year, including SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi, partially offset by the settlement of cross-currency interest rate swaps for $50 million and the sale of Class A common stock of Endeavor Group Holdings, Inc., which we received from the divestiture of the Sports Betting Business, for $48 million. We also incurred higher capital expenditures in the current year. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Net cash provided by investing activities from discontinued operations decreased primarily as a result of the receipt of $6.4 billion in gross cash proceeds, net of cash, cash equivalents and restricted cash transferred, from the Divestitures in 2022.
Cash flows from financing activities
Net cash used in financing activities decreased primarily due to the refinancing debt transactions in April 2022, in which we repaid $7.0 billion in senior notes (including redemption premium) and outstanding term loan borrowings and received $2.2 billion in proceeds from the issuance of the LNWI Term Loan B. This decrease was partially offset by costs related to the debt transactions in August 2023, in which we paid $20 million in premiums, fees and expenses for the issuance of the 2031 Unsecured Notes and redemption of the 2025 Unsecured Notes, as well as $496 million paid to the holders of SciPlay Class A common stock in connection with the SciPlay Merger. We also purchased less of our outstanding common stock under our share repurchase program during the current year. During the years ended December 31, 2023 and 2022, we purchased $171 million and $405 million, respectively, of our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 as well as Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any significant off-balance sheet arrangements.
ITEM 7A. DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.

Interest Rate Risk
As of December 31, 2023, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt and effectively fix the interest rate that we pay. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. For the year ended December 31, 2023, the one-month Chicago Mercantile Exchange Term SOFR was 5.35%. As of December 31, 2023, the total notional amount of these interest rate swaps was $700 million, which effectively fixes $700 million of the variable rate debt described above. These hedges mature in April 2027.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Light & Wonder, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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
February 27, 2024

ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct that applies to all of our officers, directors and employees (including our CEO, CFO and CAO) and have posted the Code of Business Conduct on our website at explore.investors.lnw.com/governance/governance-documents. In the event that we have any amendments to or waivers from any provision of the Code of Business Conduct applicable to our CEO, CFO or CAO, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website at explore.investors.lnw.com/governance.
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Light & Wonder, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue Recognition – Refer to Note 4 to the financial statements
Critical Audit Matter Description
Certain of the Company’s revenue contracts with customers include multiple promises (such as hardware, software, professional services, and maintenance among others). The Company is required to evaluate the components of a contract using applicable GAAP, and determine whether each promise represents a performance obligation. The evaluation of the components of a contract, including lease and non-lease components and performance obligations, can require significant judgment and could change the amount of revenue recognized in a given period.
We identified the evaluation of components for contracts with higher contract values as a critical audit matter because of the judgments and estimates management makes to evaluate such contracts and the impact of such judgments on the amount of revenue recognized in a given period. This required a high degree of auditor judgment and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing revenue contracts with higher contract values for the determination of performance obligations included the following, among others:
•We tested the effectiveness of management’s controls over:
–Preparation and review of accounting analyses.
–Contract reviews to identify all promises and determine whether such promises are both capable of being distinct and distinct in the context of the contract such that they constitute performance obligations.
•For selected contracts, we performed the following:
–Obtained contract documents, including master agreements, and other documents that were relevant to the contract.
–Tested management’s identification of lease and non-lease components and performance obligations by evaluating whether the promises were both capable of being distinct and distinct within the context of the contract, including reading the selected contracts and inquiring of certain of the Company’s accounting and operations personnel to understand the nature of the promises and how they are delivered to the customer.
–Sent requests to customers for confirmation of key contract terms and compared responses to management’s analysis and inspected other correspondence between the customer and the Company that could be relevant to the contract. As applicable, inspected the aging of outstanding receivables or credit memos.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 27, 2024
We have served as the Company’s auditor since 2003.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Services	$1,991	$1,795	$1,642
Products	911	717	511
Total revenue	2,902	2,512	2,153
Operating expenses:
Cost of services(1)	445	390	365
Cost of products(1)	427	348	244
Selling, general and administrative	808	717	679
Research and development	228	218	190
Depreciation, amortization and impairments	384	420	398
Restructuring and other	92	146	167
Operating income	518	273	110
Other (expense) income:
Interest expense	(309)	(327)	(478)
Loss on debt financing transactions	(15)	(147)	—
Gain on remeasurement of debt and other	—	27	41
Other income, net	11	11	33
Total other expense, net	(313)	(436)	(404)
Net income (loss) from continuing operations before income taxes	205	(163)	(294)
Income tax (expense) benefit	(25)	(13)	318
Net income (loss) from continuing operations	180	(176)	24
Net income from discontinued operations, net of tax(2)	—	3,873	366
Net income	180	3,697	390
Less: Net income attributable to noncontrolling interest	17	22	19
Net income attributable to L&W	$163	$3,675	$371
Per Share - Basic:
Net income (loss) from continuing operations	$1.79	$(2.09)	$0.06
Net income from discontinued operations	—	40.87	3.80
Net income attributable to L&W	$1.79	$38.78	$3.86
Per Share - Diluted:
Net income (loss) from continuing operations	$1.75	$(2.09)	$0.05
Net income from discontinued operations	—	40.87	3.72
Net income attributable to L&W	$1.75	$38.78	$3.77
Weighted average number of shares used in per share calculations:
Basic shares	91	95	96
Diluted shares	93	95	98
(1) Excludes D&A.
(2) The year ended December 31, 2022 includes a pre-tax gain of $4,927 million on the sale of discontinued operations (see Note 2).
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$180	$3,697	$390
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	42	(84)	(51)
Derivative financial instruments unrealized (loss) gain, net of tax	(7)	27	14
Total other comprehensive income (loss) from continuing operations	35	(57)	(37)
Total other comprehensive loss from discontinued operations	—	—	(6)
Total comprehensive income	215	3,640	347
Less: comprehensive income attributable to noncontrolling interest	17	22	19
Comprehensive income attributable to L&W	$198	$3,618	$328
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$425	$914
Restricted cash	90	47
Receivables, net of allowance for credit losses of $38	506	455
Inventories	177	161
Prepaid expenses, deposits and other current assets	113	117
Total current assets	1,311	1,694
Non-current assets:
Restricted cash	6	6
Receivables, net of allowance for credit losses of $3 and $2, respectively	37	14
Property and equipment, net	236	204
Operating lease right-of-use assets	52	49
Goodwill	2,945	2,919
Intangible assets, net	605	797
Software, net	158	145
Deferred income taxes	142	114
Other assets	60	67
Total assets	$5,552	$6,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22	$24
Accounts payable	241	154
Accrued liabilities	404	380
Income taxes payable	29	64
Total current liabilities	696	622
Deferred income taxes	20	87
Operating lease liabilities	39	37
Other long-term liabilities	180	232
Long-term debt, excluding current portion	3,852	3,870
Total liabilities	4,787	4,848
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 116 and 115 shares issued, respectively, and 90 and 91 shares outstanding, respectively	1	1
Additional paid-in capital	1,118	1,370
Retained earnings	680	517
Treasury stock, at cost, 26 and 24 shares, respectively	(751)	(580)
Accumulated other comprehensive loss	(283)	(318)
Total L&W stockholders’ equity	765	990
Noncontrolling interest	—	171
Total stockholders’ equity	765	1,161
Total liabilities and stockholders’ equity	$5,552	$6,009
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
December 31, 2020	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	89	—	—	—	2	91
Net income	—	—	371	—	—	19	390
Other comprehensive loss	—	—	—	—	(43)	—	(43)
December 31, 2021	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings and other	—	(35)	—	—	—	—	(35)
Purchase of treasury stock	—	—	—	(405)	—	—	(405)
Purchase of SciPlay Class A common stock	—	(35)	—	—	—	(2)	(37)
Stock-based compensation	—	60	—	—	—	1	61
Net income	—	—	3,675	—	—	22	3,697
Other comprehensive loss	—	—	—	—	(57)	—	(57)
December 31, 2022	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(9)	—	—	—	—	(9)
Purchase of treasury stock	—	—	—	(171)	—	—	(171)
Purchase of SciPlay Class A common stock	—	(23)	—	—	—	—	(23)
Acquisition of SciPlay noncontrolling interest, net of tax effects	—	(300)	—	—	—	(188)	(488)
Stock-based compensation	—	55	—	—	—	—	55
Net income	—	—	163	—	—	17	180
Other comprehensive income	—	—	—	—	35	—	35
December 31, 2023	$1	$1,118	$680	$(751)	$(283)	$—	$765
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$180	$3,697	$390
Less: Income from discontinued operations, net of tax	—	(3,873)	(366)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation, amortization and impairments	384	420	398
Contingent acquisition consideration fair value adjustments	16	21	(1)
Change in deferred income taxes	(84)	(29)	(342)
Stock-based compensation	118	69	113
Non-cash interest expense	10	14	24
Provision for bad debts and inventory charges	12	—	7
Loss on debt financing transactions	15	147	—
Gain on remeasurement of debt	—	(27)	(41)
Foreign currency transaction net losses, (gain) on sale of assets and other, net	21	(1)	(21)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(68)	(35)	19
Inventories	(29)	(65)	9
Other assets and liabilities	(10)	(40)	17
Income taxes payable, net	(40)	(649)	7
Accounts payable and accrued liabilities	65	(74)	91
Net cash provided by (used in) operating activities from continuing operations	590	(425)	304
Net cash provided by operating activities from discontinued operations	—	44	381
Net cash provided by (used in) operating activities	590	(381)	685
Cash flows from investing activities:
Capital expenditures	(242)	(216)	(171)
Acquisitions of businesses and assets, net of cash acquired	(4)	(136)	(186)
Proceeds from settlement of cross-currency interest rate swaps	—	50	—
Proceeds from sale of investments and other, net	(2)	50	10
Net cash used in investing activities from continuing operations	(248)	(252)	(347)
Net cash (used in) provided by investing activities from discontinued operations(1)	(3)	6,368	(95)
Net cash (used in) provided by investing activities	(251)	6,116	(442)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Borrowings under revolving credit facilities	205	280	60
Repayments under revolving credit facilities	(205)	(280)	(595)
Proceeds from issuance of senior notes and term loans	550	2,200	—
Repayments of notes and term loans (including redemption premium)	(562)	(6,984)	—
Payments on long-term debt	(22)	(109)	(42)
Payments of debt issuance and deferred financing costs	(8)	(37)	(5)
Payments on license obligations	(31)	(35)	(46)
Payments of contingent acquisition consideration	(14)	(14)	—
Purchase of L&W common stock	(170)	(405)	—
Purchase of SciPlay’s Class A common stock	(23)	(37)	—
Acquisition of SciPlay noncontrolling interest	(496)	—	—
Net redemptions of common stock under stock-based compensation plans and other	(12)	(39)	(27)
Net cash used in financing activities from continuing operations	(788)	(5,460)	(655)
Net cash used in financing activities from discontinued operations	—	(3)	(24)
Net cash used in financing activities	(788)	(5,463)	(679)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(6)	(6)
(Decrease) increase in cash, cash equivalents and restricted cash	(446)	266	(442)
Cash, cash equivalents and restricted cash, beginning of period	967	701	1,143
Cash, cash equivalents and restricted cash, end of period	521	967	701
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—	66
Cash, cash equivalents and restricted cash of continuing operations, end of period	$521	$967	$635
Supplemental cash flow information:
Cash paid for interest	$306	$351	$453
Income taxes paid	147	692	38
Distributed earnings from equity investments	4	6	15
Cash paid for contingent acquisition considerations included in operating activities	17	7	—

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
On October 23, 2023, we acquired the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to a merger (the “SciPlay Merger”) in an all-cash transaction of $496 million, excluding transaction fees and expenses. As a result of SciPlay Merger, SciPlay ceased to be publicly traded and became a wholly-owned subsidiary of L&W. As we controlled SciPlay prior to this transaction, the SciPlay Merger was accounted for as an equity transaction in accordance with ASC 810 – Consolidation, specifically ASC 810-10-45-21 through ASC 810-10-45-24 – Changes in a Parent’s Ownership Interest in a Subsidiary. Upon completion of the SciPlay Merger, SciPlay’s revolving credit facility was terminated. There were no borrowings outstanding under SciPlay’s revolving credit facility at the time of termination.
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements include the accounts of L&W, its wholly-owned subsidiaries and those subsidiaries in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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
Amortization expense related to these licenses and recorded in D&A for the years ended December 31, 2023, 2022 and 2021 was $30 million, $34 million and $40 million, respectively.
    The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2023	2022
Current liabilities	$31	$27
Other long-term liabilities	53	78
Total minimum guarantee obligations	$84	$105
Weighted average remaining term (in years)	3	4
The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ending December 31,
	2024	2025	2026	2027	2028	After 2028
Expected future payments	$31	$30	$12	$10	$1	$—
Other assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize such amounts ratably over the term of the arrangement as an adjustment to interest expense. Other assets also include the fair value of our interest rate swaps and other long-term deposits and investments.
We assess the recoverability of our other long-term assets whenever events arise or circumstances change that indicate the carrying value of the asset may not be recoverable.
Noncontrolling interest
Prior to the SciPlay Merger, we owned a controlling financial interest in SciPlay, approximately 82.7% of SciPlay’s outstanding common stock, and consolidated SciPlay. The noncontrolling interest share of equity in SciPlay is reflected as noncontrolling interest in the accompanying consolidated balance sheet as of December 31, 2022. Upon completion of the SciPlay Merger, SciPlay became a wholly-owned subsidiary of L&W.
Advertising costs
The cost of advertising is expensed as incurred and totaled $160 million, $162 million and $124 million in 2023, 2022 and 2021, respectively.
R&D
R&D relates primarily to software product development costs incurred until technological feasibility has been established and costs that do not meet internal-use software capitalization criteria. Employee-related costs associated with product development are included in R&D. Such costs are expensed as incurred.
Other income, net
Gains or losses resulting from foreign currency transactions are included in other income, net. Other income, net for the years ended December 31, 2023, 2022 and 2021 primarily consisted of a loss of $29 million, loss of $13 million and gain of $8 million, respectively, related to foreign currency transactions as well as $34 million, $17 million and $5 million, respectively, in interest income.
Foreign currency translation and Comprehensive income
We have significant operations where the local currency is the functional currency, including our operations in the U.K., Europe, Australia and Canada. Assets and liabilities of foreign operations are translated at period-end rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive loss in stockholders’ equity.
In addition to unrealized gains and losses from our foreign currency translation adjustments, our comprehensive income includes the effective portion of derivative financial instruments designated as hedging instruments. For periods prior to 2023, comprehensive income also included net investment non-derivative hedge of our investments in certain of our international subsidiaries and certain gains or losses associated with pension or other post-retirement benefits, including prior service costs or credits and transition assets or obligations.
New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2023-07, Segment Reporting (Topic 820) in November 2023. The new guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Public entities will be required to disclose significant segment expenses and other segment items by reportable segment if they are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in each reported measure of segment profit or loss. Additionally, disclosure of the titles and positions of the CODM is required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s) and other disclosures. The amendments in ASU No. 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance; however, based on our initial assessment, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.
The FASB issued ASU No. 2023-09, Income Taxes (Topic 740) in December 2023. The new guidance enhances income tax disclosures, specifically as it pertains to the rate reconciliation, income taxes paid and certain other disclosures disaggregated by jurisdiction. The amendments in ASU No. 2023-09 are effective for all public entities for fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
(2) Discontinued Operations
We completed the Divestitures in 2022 and reflected the prior period financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations. For the sale of our former Lottery Business completed during the second quarter of 2022, we received $5.7 billion in gross cash proceeds and recorded a pre-tax gain of $4.6 billion. For the sale of our former Sports Betting Business completed during the third quarter of 2022, we received $793 million in gross proceeds and recorded a pre-tax gain of $359 million.
The summarized results of our discontinued operations were as follows:

	Years Ended December 31,
	2022	2021
Total revenue	$371	$1,157
Total cost of revenue(1)	177	587
Other operating expenses(2)	182	233
Operating income	12	337
Total other income, net	9	101
Net income from discontinued operations before income taxes	21	438
Gain on sale of discontinued operations before income taxes	4,927	—
Total net income from discontinued operations before income taxes	4,948	438
Income tax expense	(1,075)	(72)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$3,873	$366
(1) Excludes D&A.
(2) Includes D&A of $79 million for the year ended December 31, 2021, stock-based compensation of $18 million and $24 million for the years ended December 31, 2022 and 2021, respectively, and direct transaction closing fees of $87 million for the year ended December 31, 2022. Due to the discontinued operations classification of the Divested Businesses as of the third quarter of 2021, D&A ceased and is not included for the year ended December 31, 2022.

(3) Business Segments
We report our operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. Our Gaming business segment generally sells game content and gaming machines, VGTs, VLTs (including conversion kits and parts), leases or otherwise provides gaming content, gaming machines and server-based systems. It also sells and supports CMS-based software and hardware, licenses PTG content and supplies Shufflers and other table products utilities to commercial, tribal and governmental gaming operators. Our SciPlay business segment develops, markets and operates a portfolio of social games played on various mobile and web platforms as well as other games in the hyper-casual space. Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. See Note 4 for the products and services from which each reportable segment derives its revenues.
In evaluating financial performance, our CODM (defined as our Chief Executive Officer) focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. The accounting policies for our business segments are the same as those described in these Notes.
The following tables present our segment information:

	Year Ended December 31, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,850	$777	$275	$—	$2,902
AEBITDA(2)	918	243	95	(138)	$1,118
Reconciling items to consolidated net income from continuing operations before income taxes:
D&A	(281)	(30)	(49)	(24)	(384)
Restructuring and other	(11)	(10)	(25)	(46)	(92)
Interest expense				(309)	(309)
Loss on debt refinancing transactions				(15)	(15)
Other income, net				5	5
Stock-based compensation				(118)	(118)
Net income from continuing operations before income taxes					$205
Assets as of December 31, 2023	$4,023	$473	$712	$344	$5,552
Capital expenditures for the year ended December 31, 2023	$181	$18	$30	$13	$242
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) AEBITDA is reconciled to net income (loss) from continuing operations before income taxes with the following adjustments: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs and other unusual items; (3) interest expense; (4) loss on debt refinancing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other income (expense), net, including foreign currency gains or losses and earnings (loss) from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

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
(2) AEBITDA is described in footnote (2) to the first table in this Note 3.
The following tables present revenue by customer location and property and equipment by geographic location:

	Year Ended December 31,
	2023	2022	2021
Revenue:
U.S.	$1,948	$1,734	$1,551
Other	954	778	602
Total	$2,902	$2,512	$2,153

	As of December 31,
	2023	2022
Property and equipment, net:
U.S.	$196	$163
Other	40	41
Total	$236	$204
(4) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Revenue recognized for Year Ended December 31,
Revenue category	2023	2022	2021
Gaming
Gaming operations(1)	$661	$635	$601
Gaming machine sales	708	522	360
Gaming systems	268	255	204
Table products	213	189	156
Total	$1,850	$1,601	$1,321
SciPlay
Mobile in-app purchases	$681	$584	$537
Web in-app purchases and other(2)	96	87	69
Total	$777	$671	$606
iGaming	$275	$240	$226
(1) Gaming operations revenue for the year ended December 31, 2021 benefited from $44 million VAT recovery received from certain U.K. customers related to a 2020 U.K. court ruling associated with overcharging of VAT for gaming operators that consequently reduced our net gaming revenues related to these customers and arrangements.

(2) Other primarily represents advertising revenue, which was not material in the periods presented.
General
We evaluate the recognition of revenue and rental income based on the criteria set forth in ASC 606 or ASC 842, as appropriate. Revenue is recognized net of incentive rebates and discounts when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales taxes and all other items of a similar nature are excluded from the measurement of the transaction price, and shipping and handling activities are treated as a fulfillment of our promise to transfer the goods and are, hence, included in cost of products.
Our credit terms are predominately short term in nature. We also grant extended payment terms under certain Gaming contracts, with financing terms of more than 12 months, primarily where the sale is secured by the related equipment sold. For these contracts with customers for which the financing component is determined to be significant to the contract, and that have financing terms of more than 12 months, the contract transaction price is adjusted for the effect of a financing component (time value of money).
Any sales commissions associated with the sale or placement of our products and services are expensed as incurred, as contracts associated with sales commissions are generally completed within a one-year period.
Contracts with Customers with Multiple Promised Goods and Services
We enter into contracts with customers that include multiple promises (such as gaming machines, gaming systems hardware and software, installation, service and maintenance, warranties and maintenance bundled promises). For such contracts, the transaction price is allocated to each distinct performance obligation using an estimate of stand-alone selling price, which is generally based on observable prices or a cost plus margin approach. The establishment of stand-alone selling price requires judgment as to whether there is a sufficient quantity of items sold or substantively renewed on a stand-alone basis, and those prices demonstrate an appropriate level of concentration to conclude that a stand-alone selling price exists.
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
Gaming Operations
Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment and content, electronic table game products and VLTs under a variety of recurring operating, service or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue by $17 million, $23 million, and $27 million for the years ended December 31, 2023, 2022, and 2021 respectively.
The amount of rental income revenue that is outside the scope of ASC 606 was $498 million, $466 million, and $374 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Gaming Machine Sales
These contracts with customers include the sale of gaming machines, including game content, electronic table game products and parts (including game themes and conversion kits). We transfer control and recognize revenue from the sale of gaming machines at a point in time upon delivery of gaming machines to our customers or distributors pursuant to the terms of the contract.
Gaming Systems
Gaming systems contracts with customers can include a comprehensive suite of technology solutions provided to gaming operators, including perpetual licenses to core system solutions and non-core system solutions and other applications and tools. Gaming systems products also include the iVIEW touch screen display, which facilitates the player experience, bonus features, customer service, employee functions and ongoing hardware and software maintenance services and upgrades.
Determination of performance obligations and timing of the transfer of control varies by contract. Generally, these contracts contain multiple promised goods and services, including the following: (i) core system software license; (ii) non-core system software license(s); (iii) professional services; (iv) system-based hardware; (v) in-game hardware products and (vi) software and hardware maintenance and product support.
Control transfers, and we recognize revenue, from the sale of perpetual gaming systems licenses and various hardware products at a point in time when the gaming system is available for use by a customer which is no earlier than the commencement of the license term, and for the hardware products, upon delivery. For contracts that include new core gaming system installations, control is not considered transferred until control of the core gaming system license is transferred as the additional promises are generally highly dependent on the core gaming system. Software and hardware maintenance and product support services are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the maintenance and support period.
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
SciPlay
SciPlay in-app purchase revenues are generated from the sale of virtual coins, chips and bingo cards (“coins, chips and cards”), which players can use to play casino‑style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use bingo cards in the case of bingo games). SciPlay distributes its games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon and Microsoft. Control transfers, and SciPlay recognizes revenues, from player purchases of coins, chips and cards as the coins, chips and cards are consumed for game play and cannot be redeemed nor exchanged for cash. SciPlay determined through a review of play behavior that game players generally do not purchase additional coins, chips and cards until their existing coins, chips and cards balances have been substantially consumed. As SciPlay is able to track the duration between purchases of coins, chips and cards for individual game players for specific games, SciPlay is able to reliably estimate the period of time over which coins, chips and cards are consumed. Accordingly, for most games, SciPlay recognizes revenue using an item-based revenue model. Because SciPlay has control over the content and functionality of games before they are accessed by the end user, SciPlay has determined it is the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon, Google and Microsoft) are recorded within cost of services.
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
iGaming
iGaming revenue is generated from various games made available via our aggregation platforms, remote gaming servers and various other platforms, which deliver a wide spectrum of internally developed and branded games and popular third-party provided games to gaming operators. iGaming revenue is also generated from platform technology solutions, which provide gaming operators optional portals for reporting and administrative functions. We provide daily access to these platforms and are typically compensated based on variable consideration, such as a percentage of net gaming revenue, with variability generally resolved in the reporting period. All iGaming revenue is classified as services revenue.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Year Ended December 31, 2023
Contract liability balance, beginning of period(1)	$36
Liabilities recognized during the period	20
Amounts recognized in revenue from beginning balance	(29)
Contract liability balance, end of period(1)	$27
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
The following table summarizes our opening and closing balances in our receivables and contract assets:

	Receivables	Contract Assets(1)
End of period balance, December 31, 2022	$469	$24
End of period balance, December 31, 2023	543	24
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

	Year Ended December 31,
	2023	2022	2021
Employee severance and related	$16	$10	$4
Strategic review and related(1)	40	83	97
Contingent acquisition consideration(2)	19	21	(1)
Legal and related (see Note 20)	—	8	25
Restructuring, integration and other	17	24	42
Total	$92	$146	$167
(1) Includes costs associated with the SciPlay Merger, ASX listing, Divestitures (including ongoing separation activities), rebranding and related activities.
(2) Represents contingent consideration fair value adjustment (see Note 16).
(6) Basic and Diluted Net Income Attributable to L&W Per Share
Basic and diluted net income attributable to L&W per share is based upon net income attributable to L&W divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income from continuing operations.
The below table presents a reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2023	2022	2021
Weighted average shares for basic earnings per share	91	95	96
Stock options	—	—	1
RSUs	2	—	1
Weighted average shares for diluted earnings per share	93	95	98
Basic and diluted net income attributable to L&W per share was the same for the year ended December 31, 2022, as all common stock equivalents would have been anti-dilutive due to the net loss from continuing operations in that period. We excluded 2 million of stock options and 2 million of RSUs outstanding as of December 31, 2022 from the calculation of diluted weighted-average common shares outstanding for the year ended December 31, 2022.
(7) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
Receivables are recorded at the invoiced amount less allowance for credit losses and imputed interest, if any. For a portion of our receivables, we have provided extended payment terms with installment payment terms greater than 12 months and, in certain international jurisdictions, up to 36 months. We have a total of $46 million and $47 million in gross receivables with extended payment terms as of December 31, 2023 and 2022, respectively. Interest income, if any, is recognized ratably over the life of the receivable, and any related fees or costs to establish the receivables are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the receivables with extended payment terms originated and is recorded ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all receivables with payment terms greater than one year that do not contain a stated interest rate. Our general policy is to recognize interest on receivables until a receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. Accrued interest, non-performing receivables and interest income were immaterial for all periods presented.

The following table summarizes the components of current and long-term receivables, net:

	As of December 31,
	2023	2022
Current:
Receivables	$544	$493
Allowance for credit losses	(38)	(38)
Current receivables, net	506	455
Long-term:
Receivables	40	16
Allowance for credit losses	(3)	(2)
Long-term receivables, net	37	14
Total receivables, net	$543	$469
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
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of
	December 31, 2023	Balances over 90 days past due	December 31, 2022	Balances over 90 days past due
Receivables:
U.S. and Canada	$344	$13	$297	$5
International	240	50	212	34
Total receivables	584	63	509	39
Receivables allowance:
U.S. and Canada	(17)	(3)	(18)	(5)
International	(24)	(12)	(22)	(22)
Total receivables allowance	(41)	(15)	(40)	(27)
Receivables, net	$543	$48	$469	$12
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for the years ended December 31, 2023 and 2022 is as follows:

	2023			2022
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(40)	$(18)	$(22)	$(54)
Provision	(5)	—	(5)	(2)
Charge-offs and recoveries	4	1	3	16
Allowance for credit losses as of December 31	$(41)	$(17)	$(24)	$(40)
At December 31, 2023, 9% of our total receivables, net, were past due by over 90 days compared to 3% at December 31, 2022.

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

	As of December 31, 2023	Current	Balances over 90 days past due
Receivables	$59	$43	$16
Allowance for credit losses	(17)	(10)	(7)
Receivables, net	$42	$33	$9
We continuously review receivables and, as information concerning credit quality and/or overall economic environment arises, reassess our expectations of future losses and record an incremental reserve if warranted at that time. Our current allowance for credit losses represents our current expectation of credit losses; however, future expectations could change as international unrest or other macro-economic factors impact the financial stability of our customers.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2023 and 2022, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
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
Inventories consisted of the following:

	As of December 31,
	2023	2022
Parts and work-in-process	$113	$124
Finished goods	64	37
Total inventories	$177	$161

Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
We recorded inventory valuation charges (recorded in Cost of products) of $14 million, $5 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Property and equipment, net consisted of the following:

	As of December 31,
	2023	2022
Land	$6	$6
Buildings and leasehold improvements	59	56
Gaming machinery and equipment	718	685
Furniture and fixtures	26	25
Construction in progress	7	9
Other property and equipment	94	88
Less: accumulated depreciation	(674)	(665)
Total property and equipment, net	$236	$204
Depreciation expense is excluded from Cost of services, Cost of products and Other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$117	$111	$120
(10) Acquisitions
We account for business combinations in accordance with ASC 805, which requires us to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination, with certain exceptions for contract assets and contract liabilities in accordance with ASC 606. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction- and acquisition-related costs from acquisition accounting. If the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets rather than a business combination. In an asset acquisition, we allocate the cost of the group of assets acquired to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired, and no goodwill is recorded.

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
2021 Acquisitions
Acquisitions Related to Continuing Operations
In July 2021, SciPlay acquired privately held Koukoi Games Oy (“Koukoi”), a developer and operator of casual mobile games. Koukoi has been included in our SciPlay business segment, and the purchase was accounted for as an asset acquisition.
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
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of two to fifteen years with no estimated residual values, which materially approximates the expected pattern of use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors. The following tables present certain information regarding our intangible assets as of December 31, 2023 and 2022.

	As of December 31,
	2023			2022
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$904	$(567)	$337	$902	$(503)	$399
Intellectual property	947	(771)	176	948	(714)	234
Licenses	290	(217)	73	371	(273)	98
Brand names	129	(120)	9	129	(108)	21
Trade names	163	(157)	6	162	(122)	40
Patents and other	11	(7)	4	12	(7)	5
Total intangible assets	$2,444	$(1,839)	$605	$2,524	$(1,727)	$797

The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2023	2022	2021
Amortization expense(1)	$199	$239	$197
(1) The year ended December 31, 2023 includes an intangible assets non-cash impairment charge of $4 million related to SciPlay restructuring of a certain foreign studio.
Estimated intangible asset amortization expense for the year ending December 31, 2024 and each of the subsequent four years:

	Year Ending December 31,
	2024	2025	2026	2027	2028
Amortization expense	$148	$117	$105	$97	$71
During the fourth quarter of 2021 and as a result of corporate-wide rebranding, we determined that useful lives for certain of our finite-lived and previously indefinite-lived trade names in our Gaming business segment warranted a change. We first performed an impairment assessment, which indicated that carrying values of these trade names were not impaired. The change in useful life determination was treated as a change in estimate with a $109 million carrying value of these legacy trade names being amortized on a straight-line basis beginning in the fourth quarter of 2021 over twenty months, which materially approximated the expected pattern of use. The incremental expense of this change for the years ended December 31, 2023, 2022 and 2021 was $29 million, $59 million and $10 million, respectively, and recorded in D&A.
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
Goodwill
The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2021 to December 31, 2023.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2021	$2,405	$126	$361	$2,892
Acquired goodwill	—	93	8	101
Foreign currency adjustments	(32)	(6)	(36)	(74)
Balance as of December 31, 2022	2,373	213	333	2,919
Foreign currency adjustments	15	(3)	14	26
Balance as of December 31, 2023	$2,388	$210	$347	$2,945
(1) Accumulated goodwill impairment charges for the Gaming segment as of December 31, 2023 were $989 million.
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
Our annual goodwill impairment tests as of October 1, 2023 indicated it was more likely than not that the fair values of each of our reporting units that have goodwill exceeded their respective carrying values.
(12) Software, net
We capitalize direct costs used in the development of internal-use software. Amounts capitalized are amortized over a period of two to ten years on a straight-line basis.
We purchase, license and incur costs to develop external use software to be used in the products we sell, lease or market to customers. Costs incurred in creating software are expensed when incurred as R&D until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. Generally, the software we develop reaches technological feasibility when a working model of the software is available. We capitalize the payments made for software that we purchase or license for use in our products that has previously met the technological feasibility criteria prior to our purchase or license. Amortization of capitalized software costs is recorded over the estimated economic life, which is typically two to ten years.
For our new game themes, we have determined that such products generally reach technological feasibility when internal testing is complete and the product is ready to be submitted to gaming regulators for approval. We incur and capitalize regulatory approval costs for our game themes after technological feasibility is achieved. Amortization of regulatory approval costs is recorded over the estimated economic life, which is typically two to four years.
Software, net consisted of the following:

	As of December 31,
	2023	2022
Software	$1,083	$1,064
Accumulated amortization	(925)	(919)
Software, net	$158	$145
In the years ended December 31, 2023 and 2022, we capitalized $85 million and $76 million, respectively, of development expenditures.
The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$68	$70	$81

(13) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2023	2022
Compensation and benefits(1)	$139	$113
Accrued interest	35	44
Accrued licenses	31	27
Legal matters	12	11
Contract liabilities (including customer advances, deposits and funds held on behalf of customers)	25	32
Taxes, other than income	10	11
Operating lease liabilities	19	17
Contingent acquisition consideration liabilities	39	34
Other	94	91
Total	$404	$380
(1) Includes $67 million and $24 million in liability-classified equity awards as of December 31, 2023 and 2022, respectively.
(14) Leases and Other Commitments
Leases
Our operating leases primarily consist of real estate leases such as offices, warehouses, and research and development facilities. Our leases have remaining lease terms ranging from one to nine years, some of which include options to extend the leases for up to three years or to terminate the leases within one year. Our finance leases are immaterial.
Our total operating lease expense was $23 million, $22 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$52	$49
Accrued liabilities	19	17
Operating lease liabilities	39	37
Total operating lease liabilities	$58	$54
Weighted average remaining lease term, years	4	4
Weighted average discount rate	6%	5%

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22	$20	$19
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$16	$17	$15
Lease liability maturities:

	2024	2025	2026	2027	2028	Thereafter	Less Imputed Interest	Total
Operating leases	$19	$18	$14	$7	$4	$2	$(6)	$58
As of December 31, 2023, we did not have material additional operating leases that have not yet commenced.

Other Commitments
U.S. 401(k) plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2023, 2022 and 2021 amounted to $9 million, $8 million and $6 million, respectively.
(15) Long-Term Debt
Outstanding Debt
The following table reflects our outstanding debt:

	As of December 31,
	2023					2022
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2027	variable	$—	$—	$—	$—
LNWI Term Loan B	2029	variable	2,167	(26)	2,141	2,159
LNWI Senior Notes:
2025 Unsecured Notes	2025	8.625%	—	—	—	545
2028 Unsecured Notes	2028	7.000%	700	(6)	694	693
2029 Unsecured Notes	2029	7.250%	500	(5)	495	495
2031 Unsecured Notes	2031	7.500%	550	(7)	543	—
Other	—	—	1	—	1	2
Total long-term debt outstanding			$3,918	$(44)	$3,874	$3,894
Less: current portion of long-term debt					(22)	(24)
Long-term debt, excluding current portion					$3,852	$3,870
Fair value of debt(1)			$3,968

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
The following reflects the principal amount of debt payments due over the next five years and beyond as of December 31, 2023:

Due	Total Principal Due	Series of Debt	Principal Due per Series of Debt
2024	$22	Term Loan B	$22
2025	22	Term Loan B	22
2026	23	Term Loan B	22
		Other	1
2027	22	Term Loan B	22
		Drawn Revolving Credit Facility	—
2028	722	Term Loan B	22
		2028 Unsecured Notes	700
2029 and beyond	3,107	Term Loan B	2,057
		2029 Unsecured Notes	500
		2031 Unsecured Notes	550
Unamortized discount and deferred financing costs	(44)
Total debt book value as of December 31, 2023	$3,874

Credit Agreement
L&W and certain of its subsidiaries are party to the LNWI Credit Agreement. This credit agreement includes (a) the LNWI Revolver, a revolving credit facility of $750 million that matures April 14, 2027, with up to $350 million available for issuances of letters of credit and (b) the LNWI Term Loan B, a term loan facility with an initial aggregate principal amount of $2.2 billion that matures April 14, 2029.
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
The interest rate for the Term Loan B was either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement), which includes a credit spread adjustment ranging from 10 to 25 basis points, plus 3.00% per annum or (ii) a base rate plus 2.00% per annum. The interest rate for revolver borrowings is either (i) Adjusted Term SOFR Rate (or an alternative benchmark rate for non-US dollar borrowings) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum, with one 0.25% per annum step-up and one 0.25% per annum step-down based on LNWI’s Consolidated Net First Lien Leverage Ratio (as defined in the LNWI Credit Agreement) at the end of future fiscal quarters. LNWI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.30% per annum through maturity, subject to a step-down to 0.25% per annum or a step-up to 0.35% per annum based upon the achievement of certain Consolidated Net First Lien Leverage Ratios.
On January 16, 2024, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the amendment, the interest rate for the Term Loan B is either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.75% per annum or (ii) a base rate plus 1.75% per annum.
2028, 2029 and 2031 Unsecured Notes
On August 23, 2023, LNWI issued $550 million in aggregate principal amount of its 2031 Unsecured Notes. The net proceeds of the 2031 Unsecured Notes offering, together with cash on hand, were used to redeem all $550 million of the 2025 Unsecured Notes and to pay accrued and unpaid interest thereon plus related premiums, fees and expenses.
On November 26, 2019, LNWI issued $700 million in aggregate principal amount of its 2028 Unsecured Notes and $500 million in aggregate principal amount of its 2029 Unsecured Notes. We used the net proceeds of the 2028 Unsecured Notes and the 2029 Unsecured Notes, together with cash on hand and borrowings under the revolving credit facility, to redeem $1.4 billion in previously outstanding notes and pay accrued and unpaid interest thereon plus related premiums, fees, and costs, which redemption was completed on December 12, 2019, and to pay related fees and expenses of the offering.
The following table sets forth the date of the indenture, redemption prices and dates and ranking, guarantees and collateral for each of our outstanding series of notes:

Series of Notes	Indenture Date	Redeemable at Make Whole Price Prior To(1)	Ranking, Guarantees and Collateral
2028 Unsecured Notes	November 26, 2019	May 15, 2023	Senior Unsecured
2029 Unsecured Notes	November 26, 2019	November 15, 2024	Senior Unsecured
2031 Unsecured Notes	August 23, 2023	September 1, 2026	Senior Unsecured

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
Borrowings under the LNWI Credit Agreement and the Senior Notes are guaranteed by us and each of our current and future direct and indirect wholly-owned domestic subsidiaries (other than LNWI and certain immaterial subsidiaries), subject to certain customary exceptions as set forth in the LNWI Credit Agreement and the indentures governing such notes. Borrowings under the LNWI Credit Agreement and the Senior Notes are structurally subordinated to all of the liabilities of our Non-Guarantor Subsidiaries.
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
Failure to comply with any of the covenants in these agreements could result in a default under these agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and, in the case of the LNWI Credit Agreement, to foreclose upon any collateral securing such debt.
We were in compliance with the financial covenants under our debt agreements as of December 31, 2023.
Debt Issuance Costs and Loss on Debt Financing Transactions
We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method. The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with the new credit agreement in April 2022, we capitalized $44 million in financing costs, $33 million of which were presented as a reduction to long-term debt and $11 million were related to our revolving facility and included in other assets on our consolidated balance sheets. In connection with the issuance of the 2031 Unsecured Notes, we capitalized $8 million in financing costs presented as a reduction to long-term debt.
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2023	2022	2021
Repayment of principal balance at premium	$12	$90	$—
Unamortized debt discount and deferred financing costs, net	3	57	—
Total loss on debt financing transactions	$15	$147	$—
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

Derivative Financial Instruments
As of and for the year ended December 31, 2023, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of December 31, 2023. These hedges mature in April 2027. We also previously had interest rate swap contracts that matured in February 2022.
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
The following table shows the gain and interest expense on our interest rate swap contracts:

	Year Ended December 31,
	2023	2022	2021
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$(7)	$27	$14
Interest income (expense) recorded related to interest rate swap contracts	15	(7)	(19)
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Total interest expense which reflects the effects of cash flow hedges	$(309)	$(327)	$(478)
Hedged item	(20)	(17)	(20)
Derivative designated as hedging instrument	35	10	1
The following table shows the fair value of our hedges:

		As of December 31,
	Balance Sheet Line Item	2023	2022
Interest rate swaps(1)	Other assets	$20	$30
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2022 to December 31, 2023.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2022	$79	$34	$45
Payments	(35)
Fair value adjustments(1)	19
Other adjustments(2)	(4)
Balance as of December 31, 2023	$59	$39	$20
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

(17) Stockholders’ Equity
The following reflects total stock-based compensation expense recognized under all programs:

	Year Ended December 31,
	2023	2022	2021
Related to L&W stock options	$—	$1	$31
Related to L&W RSUs	89	56	75
Related to SciPlay RSUs(1)	29	12	7
Total(2)	$118	$69	$113

(1) Stock-based compensation expense related to SciPlay RSUs was for awards granted prior to the SciPlay Merger. Upon completion of the SciPlay Merger, these RSUs were converted to awards denominated in L&W shares, as discussed below within SciPlay Long-Term Incentive Plan and Modification.

(2) The years ended December 31, 2023, 2022 and 2021 include $63 million, $24 million and $34 million, respectively, classified as liability awards.
The following table sets forth the change in the number of shares of common stock outstanding during the fiscal years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Shares outstanding as of beginning of period	91	97
Shares issued as part of equity-based compensation plans and the employee stock purchase plan (“ESPP”), net of shares surrendered	1	1
Shares repurchased into treasury stock	(2)	(7)
Shares outstanding as of end of period	90	91
L&W Stock-Based and Other Incentive Compensation
Pursuant to our incentive stock plans, we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion and subject to the terms of the applicable equity-based compensation plan. We also offer an ESPP, which allows for a total of up to 2 million shares of common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months, and shares are purchased on the last day of the offering period at a 15% discount to the stock’s market value. For offering periods in 2023, 2022 and 2021, we issued approximately 38,000, 50,000 and 40,000 shares of common stock, respectively, at average prices of $63.85, $44.08 and $60.09 per share, respectively.
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
As of December 31, 2023, we had approximately 27 million shares of common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the “2003 Plan”) (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2023, we had approximately 4 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan.
Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2023 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	1.8	3.5	$34.40	$45
Granted	—	—	$—	$—
Exercised	(0.3)	—	$31.81	$14
Cancelled	—	—	$—	$—
Options outstanding as of December 31, 2023	1.5	3.1	$34.98	$72
Options exercisable as of December 31, 2023	1.5	3.0	$34.85	$72
Options expected to vest as of December 31, 2023	—	7.2	$54.56	$—
No stock options were granted during the period ended December 31, 2023. The weighted-average grant date fair value of options granted during 2022 and 2021 was $57.67 and $74.16, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $14 million, $3 million and $7 million, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2022	2021
Assumptions:
Expected volatility	71%	74%
Risk-free interest rate	3.01%	0.96%
Dividend yield	—	—
Expected life (in years)	6	6
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
At December 31, 2023, unrecognized stock-based compensation expense relating to unvested stock options was not material. During the year ended December 31, 2023, we received $11 million in cash from the exercise of stock options.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2023 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	1.7	$46.66
Granted	1.2	$59.10
SciPlay Converted RSUs	0.6	$54.57
Vested	(1.0)	$45.00
Cancelled	(0.2)	$50.38
Unvested RSUs as of December 31, 2023	2.3	$55.53
The weighted-average grant date fair value of RSUs granted during 2023 and 2022 was $59.10 and $56.88, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At December 31, 2023, we had $80 million of unrecognized stock-based compensation expense relating to all unvested RSUs amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $62 million, $118 million and $88 million, respectively.
SciPlay Long-Term Incentive Plan and Modification
In 2019, we adopted the SciPlay Long-Term Incentive Plan (“SciPlay LTIP”). The SciPlay LTIP authorized the issuance of up to 6.5 million shares of SciPlay’s Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock, RSUs, stock appreciation rights and performance-based awards.
In connection with the SciPlay Merger, all of the outstanding RSUs and performance-based RSUs previously granted to SciPlay employees were converted to awards denominated in shares of L&W common stock. The share conversion was calculated using a ratio in which the numerator is the $22.95 per share of merger consideration paid to holders of SciPlay Class A common stock and the denominator is the average of the volume-weighted averages of the L&W common stock prices on each of the ten consecutive trading days ending on (and including) the trading day that was two trading days prior to the date of the merger agreement. Approximately 2.0 million time-based and performance-based SciPlay RSUs with an average grant price of $16.39 per share of SciPlay Class A common stock were converted in the SciPlay Merger as described above. These awards were converted into approximately 0.6 million L&W awards, resulting in total modified compensation cost of $35 million, which will continue to be expensed over the life of the awards. As of December 31, 2023, $27 million is expected to be expensed over the remaining service period of the affected awards, a weighted average of 1.3 years.
Share Repurchase Program
On February 25, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of shares of our outstanding common stock. Repurchases may be made at the discretion of the Transaction Committee of the Board of Directors through one or more open market transactions, privately negotiated transactions, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, or a combination of the foregoing. During the year ended December 31, 2023, we repurchased 2.4 million shares of common stock under the program at an aggregate cost of $171 million (including excise tax).
During the year ended December 31, 2023 and prior to the SciPlay Merger and termination of the SciPlay share repurchase program, SciPlay repurchased 1.4 million shares of Class A common stock at an aggregate cost of $23 million.

(18) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of other comprehensive loss are presented below:

	Foreign Currency Items	Derivative Financial Instruments(1)	Unrecognized pension benefit costs, net of taxes(2)	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(171)	$(17)	$(30)	$(218)
Change during period	(74)	14	17	(43)
Reclassified into operations	—	—	—	—
Balance at December 31, 2021	$(245)	$(3)	$(13)	$(261)
Change during period	(158)	27	—	(131)
Reclassified into operations(3)	61	—	13	74
Balance at December 31, 2022	$(342)	$24	$—	$(318)
Change during period	42	(7)	—	35
Reclassified into operations	—	—	—	—
Balance at December 31, 2023	$(300)	$17	$—	$(283)

(1) The change during the period is net of income taxes of $2 million, $7 million and $15 million in 2023, 2022 and 2021, respectively.
(2) The change during the period is net of income taxes of $3 million and $5 million in 2022 and 2021, respectively.
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
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each taxpaying jurisdiction. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $65 million has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized; however, the amount of the DTAs considered realizable could be adjusted if estimates of future taxable income during the carry forward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
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
The components of net income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$92	$(191)	$(309)
Foreign	113	28	15
Net income (loss) from continuing operations before income tax expense	$205	$(163)	$(294)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
Current
U.S. Federal	$53	$3	$(58)
U.S. State	6	1	1
Foreign	50	38	10
Total	109	42	(47)
Deferred
U.S. Federal	(61)	3	(222)
U.S. State	(15)	1	(46)
Foreign	(8)	(33)	(3)
Total	(84)	(29)	(271)
Total income tax expense (benefit)	$25	$13	$(318)
The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State tax expense	1.8%	(0.9)%	1.5%
Foreign earnings at rates different than U.S. federal rate	3.4%	0.8%	(1.3)%
Foreign withholding taxes	3.1%	(1.7)%	(1.6)%
Valuation allowance adjustments	3.4%	6.3%	86.3%
Permanent items	(1.7)%	0.7%	(1.4)%
Earnings from consolidated subsidiaries	—%	(4.3)%	0.9%
Tax benefits from intraperiod tax allocation to discontinued operations	—%	(29.8)%	—%
Tax credits	(4.7)%	1.6%	2.4%
Impact of internal planning and restructuring	(6.4)%	—%	—%
Impact of Divestitures	(6.9)%	—%	—%
Other	(0.9)%	(1.7)%	0.6%
Effective income tax rate	12.1%	(8.0)%	108.4%
Our 2023 and 2022 effective tax rates were impacted by the effect of worldwide tax rates on foreign earnings, offset by internal planning and restructuring as well as the impact of the Divestitures. Our 2022 effective tax rate was impacted by not benefiting from year-to-date losses in continuing operations in accordance with the intraperiod tax expense (benefit) allocation rules as generally prescribed under ASC 740-20. Our 2021 effective tax rate was impacted by changes in global valuation allowances totaling $(253) million against net DTAs in various jurisdictions.
The Divestitures generated $674 million of net cash taxes, after usage of tax attributes. Of this amount, $641 million was paid in the year ended December 31, 2022 and the remainder was paid in the year ended December 31, 2023.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	As of December 31,
	2023	2022
Deferred tax assets:
Reserves and other accrued expenses	$65	$87
Net operating loss carry forwards	82	77
Capitalized research and development expenditures	61	32
Interest limitation carry forwards	32	21
Stock compensation	33	21
Property and equipment	14	17
Differences in financial reporting and tax basis for:
Other	32	18
Less: Valuation allowance	(65)	(68)
Realizable deferred tax assets	254	205
Deferred tax liabilities:
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(87)	(131)
Property and equipment	(25)	(26)
Other	(20)	(21)
Total deferred tax liabilities	(132)	(178)
Net deferred tax asset on balance sheet	$122	$27
At December 31, 2023, we had the following NOL, interest limitation, R&D credit and state tax credit carry forwards:

	December 31, 2023
	Federal	State	Foreign
NOL carry forwards	$—	$555	$264
Interest limitation carry forwards	40	65	72
R&D and state credit carry forwards	1	2	—
The state and foreign NOL carry forwards can be carried forward for periods that vary from three years to indefinitely. State tax credits expire through 2031. The interest limitation carry forwards can be carried forward indefinitely in all applicable jurisdictions.
At December 31, 2023 and 2022, we had the following valuation allowances:

	December 31,
	2023	2022
Federal	$5	$10
State	14	26
Foreign	46	32
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
Unrecognized Tax Benefits
The total amount of unrecognized tax benefits (“UTBs”) as of December 31, 2023 was $72 million. Of this amount, $72 million, if recognized, would be included in our Consolidated Statements of Operations and have an impact on our effective tax rate. We expect to recognize approximately $10 million of tax benefits before December 31, 2024 due to expiration of statute of limitations on tax positions.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amounts recognized for interest and penalties during the years ended December 31, 2023, 2022 and 2021 were not material.
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are generally not subject to examination for periods prior to December 31, 2019; however, as we utilize our NOLs, prior periods can be subject to examination. There are no ongoing material U.S. federal, state, local or non-U.S. examinations by tax authorities.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$73	$29	$30
Tax positions related to current year additions	2	43	—
Additions for tax positions of prior years	1	1	—
Tax positions related to prior year reductions	(4)	—	(1)
Balance at end of period	$72	$73	$29
(20) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $12 million and $11 million for all of our legal matters that were contingencies as of December 31, 2023 and 2022, respectively.
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
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to the plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. The district court denied that motion for summary judgment on September 20, 2021. On January 13, 2023, the district court entered an order requiring, among other things, that the plaintiffs make a formal written settlement demand by January 20, 2023, that the defendants respond to that demand in writing by January 27, 2023, and that the parties file a status report by January 31, 2023 confirming that they have complied with the district court’s order. On January 31, 2023, the parties filed a joint status report confirming that they have complied with the district court’s order to make and respond to a formal written demand. Discovery closed on June 1, 2023. On June 30, 2023, the defendants filed a motion for summary judgment, which is pending. Due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings in the district court, or any appeal therefrom, we are unable at this time to estimate a range of reasonably possible losses, or any amount within such a range, above the amount we have recorded for this matter, which is the minimum amount of reasonably possible loss.
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
In re Automatic Card Shufflers Litigation Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the defendants filed a motion for summary judgment, which is pending. Also on February 16, 2024, plaintiffs filed a motion for partial summary judgment and a motion for class certification, which are pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department, which denied Respondents’ appeal on June 22, 2023. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment, which is pending. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification, which are pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Boorn Matter
On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against L&W, SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff sought to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of virtual coins, in a 24-hour period, playing SciPlay’s online social casino games. The complaint asserted claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and sought unspecified money damages, the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit. On November 17, 2022, claimant Hannelore Boorn filed an arbitration demand against respondents L&W, SciPlay Corporation, and Appchi Media Ltd. before the American Arbitration Association, pursuant to which she seeks declaratory judgments that (1) SciPlay’s online social casino games constitute gambling under Kentucky law, and (2) SciPlay’s terms of service are void under Kentucky law. On January 12, 2023, respondents filed their answering statement to plaintiff’s arbitration demand. On February 2, 2024, claimant filed a dispositive motion seeking a ruling that SciPlay’s terms of service are void under Kentucky law and that claimant’s claims are not arbitrable. On February 2, 2024, respondents filed a motion for summary disposition seeking dismissal of claimant’s claims. Both motions are pending.We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Sornberger Matter
On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. On August 24, 2023, plaintiff voluntarily dismissed her complaint without prejudice, and re-filed it in the Circuit Court of Franklin County, Alabama. On September 27, 2023, defendants removed the re-filed action to the United States District Court for the Northern District of Alabama. On October 26, 2023, plaintiff filed a motion to remand the action to the Circuit Court of Franklin County, Alabama, which is pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Roberts Matter
On July 25, 2023, claimant Donovan Roberts filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Kentucky’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the claimant. On October 6, 2023, respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Ebersole Matter
On July 25, 2023, claimant Christopher Ebersole filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Murnaghan Matter
On July 25, 2023, claimant Hope Murnaghan filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Massachusetts’ anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Massachusetts players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Ewing Matter
On November 31, 2023, plaintiff Lauren Ewing filed a lawsuit against SciPlay Corporation and SciPlay Games LLC in the Circuit Court for the 14th Judicial District of Tennessee. The complaint asserts claims for alleged violations of Tennessee’s anti-gambling statutes and seeks unspecified money damages, including recover of monies allegedly lost by Tennessee players of SciPlay’s online social casino games. On December 15, 2023, defendants removed the action to the United States District Court for the Eastern District of Tennessee. On January 12, 2024, plaintiff filed a motion to remand the action to the Circuit Court for the 14th Judicial District of Tennessee, which is pending. On January 22, 2024, defendants filed a motion to dismiss plaintiff’s complaint and a motion to compel arbitration of plaintiff’s claims, which are pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SCHEDULE II
LIGHT & WONDER, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021
(in millions)

Allowance for credit losses	Balance at beginning of period	Additions	Deductions(1)	Balance at end of period
Year Ended December 31, 2023	$40	5	(4)	$41
Year Ended December 31, 2022	$54	2	(16)	$40
Year Ended December 31, 2021	$81	(2)	(25)	$54
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

Tax-related valuation allowance	Balance at beginning of period	Additions / (deductions)	Balance at end of period
Year Ended December 31, 2023	$68	(3)	$65
Year Ended December 31, 2022	$60	8	$68
Year Ended December 31, 2021	$298	(238)	$60

3. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

2.5
Agreement and Plan of Merger, dated as of September 18, 2017, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and SG Nevada Merger Company, a Nevada corporation and a wholly-owned subsidiary of Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on September 18, 2017).

2.6
Agreement and Plan of Merger, dated August 8, 2023, by and among Light & Wonder, Inc., Bern Merger Sub, Inc. and SciPlay Corporation (incorporated by reference to Exhibit 2.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on August 8, 2023).*

3.1(a)
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

3.3
Third Amended and Restated Bylaws of Light & Wonder, Inc., effective as of August 3, 2023 (incorporated by reference to Exhibit 3.2 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

3.4
Certificate of Withdrawal of Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Nevada on August 8, 2023 (incorporated by reference to Exhibit 3.3 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

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

Exhibit Number	Description
4.2
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

4.3
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

4.4
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.) as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.47 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the year ended December 31, 2019).

4.5
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

4.6
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

4.7
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.) as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.49 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the year ended December 31, 2019).

4.8
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

4.9
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

4.10
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

Exhibit Number	Description
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

4.13
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028. (incorporated by reference to Exhibit 4.68 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

4.14
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc. (as predecessor to Light & Wonder International, Inc.), as issuer, Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.69 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

4.15
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

4.16
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

4.17
Indenture, dated as of August 23, 2023, among Light and Wonder International, Inc., as issuer, Light & Wonder, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.500% Senior Unsecured Notes due 2031 (incorporated by reference to Exhibit 4.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on August 23, 2023).

4.18
Supplemental Indenture, dated as of December 22, 2023, by and among Light & Wonder International, Inc., as issuer, SciPlay Corporation, SciPlay Games, LLC and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on December 22, 2023).

4.19
Supplemental Indenture, dated as of December 22, 2023, by and among Light & Wonder International, Inc., as issuer, SciPlay Corporation, SciPlay Games, LLC and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.2 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on December 22, 2023).

4.20
Supplemental Indenture, dated as of December 22, 2023, by and among Light & Wonder International, Inc., as issuer, SciPlay Corporation, SciPlay Games, LLC and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of August 23, 2023, as amended and supplemented, relating to the 7.500% Senior Unsecured Notes due 2031 (incorporated by reference to Exhibit 4.3 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on December 22, 2023).

Exhibit Number	Description

4.21	Description of Securities.(†)

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

10.2
Amendment No. 1, dated as of January 16, 2024, among Light and Wonder International, Inc., as the borrower, Light & Wonder, Inc., as holdings, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended the Credit Agreement, dated as of April 14, 2022 (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed January 16, 2024).

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

10.6
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

10.8
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Amended and Restated 2003 Incentive Compensation Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on June 11, 2021).**

10.9
1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended October 31, 1997).**

10.10
Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on December 3, 2010).**

10.11
Omnibus Amendment of Compensation and Benefit Plans, effective January 10, 2018, to amend the Plans, as defined therein, to reflect the merger of Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), a Delaware corporation (“Parent”) into SG Nevada Merger Company, a Nevada corporation and a wholly-owned subsidiary of Parent (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).**

Exhibit Number	Description
10.12
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Change in Control Protection Plan, adopted as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on August 25, 2020).**

10.13
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Amended and Restated 2016 Employee Stock Purchase Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on June 11, 2021).**

10.14
Employment Agreement, dated as of August 2, 2021 (effective as of September 1, 2021), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and James Sottile (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).**

10.15
Employment Agreement, dated as of July 6, 2019 (effective as of March 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).**

10.16
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).**

10.17
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).**

10.18
Amendment to Employment Agreement, dated as of July 24, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.19
Amended and Restated Employment Agreement, dated as of October 15, 2021, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Constance P. James (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*

10.20
Retention Letter, dated as of September 7, 2022, by and between Light & Wonder, Inc. and Constance P. James (incorporated by reference to Exhibit 10.3 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*

10.21
Amendment to Employment Agreement, dated as of November 14, 2022 (effective as of October 10, 2022), by and between Light & Wonder, Inc. and Matthew Wilson (incorporated by reference to Exhibit 10.35 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022).**

10.22
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Jamie Odell (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.23	Amended and Restated Consulting Agreement, dated as of December 5, 2023, by and between Light & Wonder, Inc. and Jamie Odell.**(†)

10.24
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Antonia Korsanos (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.25	Amended and Restated Consulting Agreement, dated as of December 5, 2023, by and between Light & Wonder, Inc. and Antonia Korsanos.**(†)

Exhibit Number	Description
10.26
Amended and Restated Employment Agreement, dated as of October 10, 2022, by and between Light & Wonder, Inc. and Siobhan Lane (incorporated by reference to Exhibit 10.38 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022).**

10.27
Employment Agreement, effective as of August 25, 2023, by and between Light & Wonder, Inc. and Vanja Kalabic (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).**

10.28	Employment Agreement, effective as of December 13, 2023, by and between Light & Wonder, Inc. and Oliver Chow.**(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

97.1	Light & Wonder, Inc. Incentive Compensation Recovery Policy.**(†)

99.1
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019), for awards granted in 2021 or later.**(†)

99.2
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019).**(†)

99.3
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019).**(†)

99.4
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan, for awards granted prior to 2021.**(†)

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
**Management contracts and compensation plans and arrangements in which directors and/or executive officers are eligible to participate.
*** Furnished herewith.
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

February 27, 2024	LIGHT & WONDER, INC.
	By:	/s/ Oliver Chow
Oliver Chow, Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2024.

Signature	Title

/s/ Matthew R. Wilson	President and Chief Executive Officer and Director (principal executive officer)
Matthew R. Wilson

/s/ Oliver Chow	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Oliver Chow

/s/ Vanja Kalabic	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Vanja Kalabic

/s/ Jamie R. Odell	Executive Chair of the Board of Directors and Director
Jamie R. Odell

/s/ Antonia Korsanos	Executive Vice Chair of the Board of Directors and Director
Antonia Korsanos

/s/ Michael Marchetti	Director
Michael Marchetti

/s/ Hamish McLennan	Director
Hamish McLennan

/s/ Stephen Morro	Director
Stephen Morro

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Virginia E. Shanks	Director
Virginia E. Shanks

/s/ Timothy Throsby	Director
Timothy Throsby

/s/ Maria T. Vullo	Director
Maria T. Vullo

/s/ Kneeland C. Youngblood	Director
Kneeland C. Youngblood