Form 10-Q
period 2024-03-31
Light & Wonder, Inc.
filed 2024-05-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
Common stock outstanding as of May 3, 2024 was 90,137,722.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2024

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:

Term or Acronym	Definition
2023 10-K	2023 Annual Report on Form 10-K filed with SEC on February 27, 2024
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
2031 Unsecured Notes	7.500% senior unsecured notes due 2031 issued by LNWI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASX	Australian Securities Exchange
CMS	casino-management system
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
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

LNWI Revolver	Revolving credit facility with aggregate commitments of $750 million extended pursuant to the LNWI Credit Agreement
LNWI Term Loan B	Term loan facility, issued pursuant to the LNWI Credit Agreement
Note	a note in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
R&D	research and development
RSU	restricted stock unit
SciPlay	Our SciPlay business segment
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes or Unsecured Notes	refers to the 2028 Unsecured Notes, 2029 Unsecured Notes and 2031 Unsecured Notes, collectively
SG&A	selling, general and administrative
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal

Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2024 Light & Wonder, Inc. or one of its Subsidiaries. All Rights Reserved.
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
©2024 Playboy Enterprises International, Inc. PLAYBOY, PLAYMATE, PLAYBOY BUNNY, and the Rabbit Head Design are trademarks of Playboy Enterprises International, Inc. and used under license by Light & Wonder, Inc.

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2023 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Services	$517	$477
Products	239	193
Total revenue	756	670
Operating expenses:
Cost of services(1)	112	108
Cost of products(1)	107	94
Selling, general and administrative	218	192
Research and development	62	54
Depreciation, amortization and impairments	86	101
Restructuring and other	6	19
Operating income	165	102
Other (expense) income:
Interest expense	(75)	(75)
Other income (expense), net	10	(1)
Total other expense, net	(65)	(76)
Net income before income taxes	100	26
Income tax (expense) benefit	(18)	1
Net income	82	27
Less: Net income attributable to noncontrolling interest	—	5
Net income attributable to L&W	$82	$22
Per Share - Basic:
Net income attributable to L&W	$0.91	$0.24
Per Share - Diluted:
Net income attributable to L&W	$0.88	$0.23
Weighted average number of shares used in per share calculations:
Basic shares	90	91
Diluted shares	92	93

(1) Excludes D&A.
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$82	$27
Other comprehensive (loss) income
Foreign currency translation (loss) gain, net of tax	(29)	13
Derivative financial instruments unrealized gain (loss), net of tax	6	(7)
Total other comprehensive (loss) income	(23)	6
Total comprehensive income	59	33
Less: comprehensive income attributable to noncontrolling interest	—	5
Comprehensive income attributable to L&W	$59	$28
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$450	$425
Restricted cash	97	90
Receivables, net of allowance for credit losses of $33 and $38, respectively	504	506
Inventories	175	177
Prepaid expenses, deposits and other current assets	114	113
Total current assets	1,340	1,311
Non-current assets:
Restricted cash	6	6
Receivables, net of allowance for credit losses of $7 and $3, respectively	57	37
Property and equipment, net	246	236
Operating lease right-of-use assets	48	52
Goodwill	2,925	2,945
Intangible assets, net	568	605
Software, net	160	158
Deferred income taxes	166	142
Other assets	72	60
Total assets	$5,588	$5,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22	$22
Accounts payable	211	241
Accrued liabilities	381	404
Income taxes payable	63	29
Total current liabilities	677	696
Deferred income taxes	20	20
Operating lease liabilities	34	39
Other long-term liabilities	170	180
Long-term debt, excluding current portion	3,852	3,852
Total liabilities	4,753	4,787
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 117 and 116 shares issued, respectively, and 90 shares outstanding	1	1
Additional paid-in capital	1,154	1,118
Retained earnings	762	680
Treasury stock, at cost, 27 and 26 shares, respectively	(776)	(751)
Accumulated other comprehensive loss	(306)	(283)
Total stockholders’ equity	835	765
Total liabilities and stockholders’ equity	$5,588	$5,552
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$82	$27
Adjustments to reconcile net income to net cash provided by operating activities	110	138
Changes in working capital accounts, excluding the effects of acquisition	6	32
Change in deferred income taxes and other	(27)	(12)
Net cash provided by operating activities	171	185
Cash flows from investing activities:
Capital expenditures	(66)	(53)
Other(1)	(5)	(4)
Net cash used in investing activities	(71)	(57)
Cash flows from financing activities:
Payments on long-term debt	—	(6)
Payments of debt issuance and deferred financing costs	(2)	—
Payments on license obligations	(5)	(12)
Purchase of L&W common stock	(25)	(28)
Purchase of SciPlay’s Class A common stock	—	(8)
Net redemptions of common stock under stock-based compensation plans and other	(33)	(11)
Net cash used in financing activities	(65)	(65)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—
Increase in cash, cash equivalents and restricted cash	32	63
Cash, cash equivalents and restricted cash, beginning of period	521	967
Cash, cash equivalents and restricted cash, end of period	$553	$1,030
Supplemental cash flow information:
Cash paid for interest	$63	$63
Income taxes paid	8	9
Supplemental non-cash transactions:
Non-cash interest expense	$2	$3

(1) The three months ended March 31, 2023 includes $3 million in cash used in discontinued operations.
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services. We report our results of operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of L&W, its wholly owned subsidiaries, and those subsidiaries in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of L&W and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2023 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2023 10-K.
Computation of Basic and Diluted Net Income Attributable to L&W Per Share
Basic and diluted net income attributable to L&W per share are based upon net income attributable to L&W divided by the weighted average number of common shares outstanding during the period. Diluted net income attributable to L&W per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income.
For the three months ended March 31, 2024 and 2023, we included 2 million of common stock equivalents in the calculation of diluted net income attributable to L&W per share.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within the Notes of our 2023 10-K that are expected to have a material impact on our consolidated financial statements.

(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Three Months Ended March 31,
	2024	2023
Gaming
Gaming operations	$164	$160
Gaming machine sales	205	158
Gaming systems	60	55
Table products	47	46
Total	$476	$419
SciPlay
Mobile in-app purchases	$170	$166
Web in-app purchases and other(1)	36	21
Total	$206	$186
iGaming	$74	$65
(1) Other represents $12 million in revenue generated via our proprietary platform during the three months ended March 31, 2024, along with advertising and other revenue, which were not material for the periods presented.

The amount of rental income revenue that is outside the scope of ASC 606 was $127 million and $117 million for the three months ended March 31, 2024 and 2023, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31, 2024
Contract liability balance, beginning of period(1)	$27
Liabilities recognized during the period	16
Amounts recognized in revenue from beginning balance	(13)
Contract liability balance, end of period(1)	$30
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

	Receivables	Contract Assets(1)
Beginning of period balance	$543	$24
End of period balance, March 31, 2024	561	24
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of March 31, 2024, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
(3) Business Segments
We report our operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 3 and 4 in our 2023 10-K.
In evaluating financial performance, our Chief Operating Decision Maker (defined as our Chief Executive Officer) focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. The accounting policies for our business segments are the same as those described within the Notes in our 2023 10-K. The following tables present our segment information:

	Three Months Ended March 31, 2024
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$476	$206	$74	$—	$756
AEBITDA(2)	232	62	25	(38)	$281
Reconciling items to net income before income taxes:
D&A	(61)	(6)	(13)	(6)	(86)
Restructuring and other	—	—	(3)	(3)	(6)
Interest expense				(75)	(75)
Other income, net				8	8
Stock-based compensation				(22)	(22)
Net income before income taxes					$100
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income before income taxes.
(2) AEBITDA is reconciled to net income before income taxes with the following adjustments, as applicable: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs and other unusual items; (3) interest expense; (4) gain (loss) on debt refinancing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other income (expense), net, including foreign currency gains or losses and earnings from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Three Months Ended March 31, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$419	$186	$65	$—	$670
AEBITDA(2)	206	54	23	(34)	$249
Reconciling items to net income before income taxes:
D&A	(79)	(6)	(11)	(5)	(101)
Restructuring and other	(7)	(1)	(1)	(10)	(19)
Interest expense				(75)	(75)
Other expense, net				(2)	(2)
Stock-based compensation				(26)	(26)
Net income before income taxes					$26
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

	Three Months Ended March 31,
	2024	2023
Employee severance and related	$1	$9
Strategic review and related(1)	1	4
Contingent acquisition consideration(2)	1	—
Restructuring, integration and other	3	6
Total	$6	$19
(1) Includes costs associated with the SciPlay merger, ASX listing, sale of discontinued operations (including ongoing separation activities), rebranding and related activities. Refer to the Notes in our 2023 10-K for more information regarding these activities.
(2) Represents contingent consideration fair value adjustment (see Note 11).
(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	March 31, 2024	December 31, 2023
Current:
Receivables	$537	$544
Allowance for credit losses	(33)	(38)
Current receivables, net	504	506
Long-term:
Receivables	64	40
Allowance for credit losses	(7)	(3)
Long-term receivables, net	57	37
Total receivables, net	$561	$543
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of
	March 31, 2024	Balances over 90 days past due	December 31, 2023	Balances over 90 days past due
Receivables:
U.S. and Canada	$316	$4	$344	$13
International	285	41	240	50
Total receivables	601	45	584	63
Receivables allowance:
U.S. and Canada	(16)	(3)	(17)	(3)
International	(24)	(11)	(24)	(12)
Total receivables allowance	(40)	(14)	(41)	(15)
Receivables, net	$561	$31	$543	$48
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.

The activity in our allowance for receivable credit losses for each of the three months ended March 31, 2024 and 2023 is as follows:

	2024			2023
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(41)	$(17)	$(24)	$(40)
Provision	(1)	—	(1)	(1)
Charge-offs and recoveries	2	1	1	1
Allowance for credit losses as of March 31	$(40)	$(16)	$(24)	$(40)
As of March 31, 2024, 6% of our total receivables, net, were past due by over 90 days, compared to 9% as of December 31, 2023.
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

	As of March 31, 2024
	Total	Current	Balances over 90 days past due
Receivables	$61	$47	$14
Allowance for credit losses	(18)	(11)	(7)
Receivables, net	$43	$36	$7
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2024 and December 31, 2023, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories
Inventories consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Parts and work-in-process	$126	$113
Finished goods	49	64
Total inventories	$175	$177
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.

(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Land	$6	$6
Buildings and leasehold improvements	59	59
Gaming machinery and equipment	738	718
Furniture and fixtures	27	26
Construction in progress	10	7
Other property and equipment	96	94
Less: accumulated depreciation	(690)	(674)
Total property and equipment, net	$246	$236
Depreciation expense is excluded from Cost of services, Cost of products and Other operating expenses and is separately presented within D&A.

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$31	$28
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$901	$(581)	$320	$904	$(567)	$337
Intellectual property	942	(779)	163	947	(771)	176
Licenses	292	(224)	68	290	(217)	73
Brand names	129	(121)	8	129	(120)	9
Trade names	163	(158)	5	163	(157)	6
Patents and other	11	(7)	4	11	(7)	4
Total intangible assets	$2,438	$(1,870)	$568	$2,444	$(1,839)	$605
The following reflects intangible amortization expense included within D&A:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$37	$58

Goodwill
The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2023 to March 31, 2024.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2023	$2,388	$210	$347	$2,945
Foreign currency adjustments	(8)	—	(12)	(20)
Balance as of March 31, 2024	$2,380	$210	$335	$2,925
(1) Accumulated goodwill impairment charges for the Gaming segment as of March 31, 2024 were $989 million.
(9) Software, net
Software, net consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Software	$1,101	$1,083
Accumulated amortization	(941)	(925)
Software, net	$160	$158
The following reflects amortization of software included within D&A:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$18	$15
(10) Long-Term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	March 31, 2024					December 31, 2023
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2027	variable	$—	$—	$—	$—
LNWI Term Loan B	2029	variable	2,167	(26)	2,141	2,141
LNWI Senior Notes:
2028 Unsecured Notes	2028	7.000%	700	(6)	694	694
2029 Unsecured Notes	2029	7.250%	500	(5)	495	495
2031 Unsecured Notes	2031	7.500%	550	(7)	543	543
Other	—	—	1	—	1	1
Total long-term debt outstanding			$3,918	$(44)	$3,874	$3,874
Less: current portion of long-term debt					(22)	(22)
Long-term debt, excluding current portion					$3,852	$3,852
Fair value of debt(1)			$3,963

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

LNWI Term Loan B Repricing
On January 16, 2024, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the amendment, the interest rate for the Term Loan B is either (i) the Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.75% per annum or (ii) a base rate plus 1.75% per annum.
We were in compliance with the financial covenants under all debt agreements as of March 31, 2024 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2023 10-K).
For additional information regarding the terms of our credit facilities and Senior Notes, see Note 15 in our 2023 10-K.
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
Derivative Financial Instruments
As of March 31, 2024, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of March 31, 2024. These hedges mature in April 2027.
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
The following table shows the gain and interest income on our interest rate swap contracts:

	Three Months Ended March 31,
	2024	2023
Gain (loss) recorded in accumulated other comprehensive loss, net of tax	$6	$(7)
Interest income recorded related to interest rate swap contracts	4	3
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended March 31,
	2024	2023
Total interest expense which reflects the effects of cash flow hedges	$(75)	$(75)
Hedged item	(5)	(5)
Derivative designated as hedging instrument	9	8

The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	March 31, 2024	December 31, 2023
Interest rate swaps	Other assets	$28	$20
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2023 to March 31, 2024.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2023	$59	$39	$20
Payments	(1)
Fair value adjustments(1)	1
Other adjustments(2)	(5)
Balance as of March 31, 2024	$54	$41	$13
(1) Amount included in Restructuring and other (see Note 4).
(2) Represents extinguishment of $5 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets for the second year were not met. The gain was recorded in other income (expense), net in our consolidated statements of income.

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity as of March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2024	$1	$1,118	$680	$(751)	$(283)	$765
Settlement of liability awards	—	65	—	—	—	65
Vesting of RSUs, net of tax withholdings and other	—	(43)	—	—	—	(43)
Purchase of treasury stock	—	—	—	(25)	—	(25)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(23)	(23)
March 31, 2024	$1	$1,154	$762	$(776)	$(306)	$835

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2023	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(14)	—	—	—	—	(14)
Purchase of treasury stock	—	—	—	(28)	—	—	(28)
Purchase of SciPlay’s Class A common stock	—	(8)	—	—	—	—	(8)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	22	—	—	5	27
Other comprehensive income	—	—	—	—	6	—	6
March 31, 2023	$1	$1,388	$539	$(608)	$(312)	$176	$1,184
Stock-based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended March 31,
	2024	2023
Related to L&W RSUs	$22	$19
Related to SciPlay RSUs	—	7
Total(1)	$22	$26

(1) Includes $8 million and $11 million of stock-based compensation classified as liability awards as of March 31, 2024 and 2023, respectively.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended March 31, 2024 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	2.3	$55.53
Granted	1.3	$99.65
Vested	(1.2)	$73.52
Cancelled	—	$49.73
Unvested RSUs as of March 31, 2024	2.4	$71.10
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2024 and 2023 was $99.65 and $56.93, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of March 31, 2024, we had $144 million of unrecognized stock-based compensation expense relating to unvested RSUs amortized over a weighted-average period of approximately 1.5 years. The fair value at vesting date of RSUs vested during the three months ended March 31, 2024 and 2023 was $124 million and $44 million, respectively.
Share Repurchase Program
On March 1, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of shares of our outstanding common stock. During the three months ended March 31, 2024, we repurchased approximately 0.2 million shares of common stock under the program at an aggregate cost of $25 million (including excise tax).

(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of March 31, 2024.
Our income tax (including discrete items) was an expense of $18 million and a benefit of $1 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, our effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of tax benefits related to equity compensation. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
(14) Leases
Our total operating lease expense was $7 million and $6 million for the three months ended March 31, 2024, and 2023, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$48	$52
Accrued liabilities	19	19
Operating lease liabilities	34	39
Total operating lease liabilities	$53	$58
Weighted average remaining lease term, years	3	4
Weighted average discount rate	6%	6%

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6	$5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1	$—
Lease liability maturities:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Less Imputed Interest	Total
Operating leases	$15	$18	$13	$7	$4	$1	$(5)	$53
As of March 31, 2024, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $11 million and $12 million for all of our legal matters that were contingencies as of March 31, 2024 and December 31, 2023, respectively.
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
In June 1999, Ecosalud filed a collection proceeding against LNWI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied LNWI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). LNWI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, LNWI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, LNWI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022. On May 24, 2022, the case was transferred from the Council of State to the Tribunal for further proceedings. On August 18, 2022, LNWI filed a constitutional challenge to the Council of State’s December 10, 2020 decision with that court, which was denied on October 7, 2022. On December 7, 2022, LNWI filed an appeal with the Council of State from the denial of the constitutional challenge, which was denied on May 24, 2023. On June 28, 2023, the Colombian Constitutional Court received the record of the constitutional appeal for further consideration, and on September 26, 2023, that court selected LNWI’s constitutional appeal for further consideration. On April 25, 2024, LNWI was notified that, by means of a decision dated April 5, 2024, a three-judge panel of the Colombian Constitutional Court denied LNWI’s constitutional appeal. On April 30, 2024, LNWI filed a motion to have that panel ruling declared null and void by the full Chamber of the Colombian Constitutional Court.
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
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to the plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. The district court denied that motion for summary judgment on September 20, 2021. On January 13, 2023, the district court entered an order requiring, among other things, that the plaintiffs make a formal written settlement demand by January 20, 2023, that the defendants respond to that demand in writing by January 27, 2023, and that the parties file a status report by January 31, 2023 confirming that they have complied with the district court’s order. On January 31, 2023, the parties filed a joint status report confirming that they have complied with the district court’s order to make and respond to a formal written demand. Discovery closed on June 1, 2023. On June 30, 2023, the defendants filed a motion for summary judgment. On March 28, 2024, the court issued an order granting in part and denying in part defendants’ motion for summary judgment. On April 30, 2024, the court issued an order setting the matter for a jury trial starting on May 5, 2025. Due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings in the district court, or any appeal therefrom, we are unable at this time to estimate a range of reasonably possible losses, or any amount within such a range, above the amount we have recorded for this matter, which is the minimum amount of reasonably possible loss.
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
Boorn Matter
On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against L&W, SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff sought to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of virtual coins, in a 24-hour period, playing SciPlay’s online social casino games. The complaint asserted claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and sought unspecified money damages, the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit. On November 17, 2022, claimant Hannelore Boorn filed an arbitration demand against respondents L&W, SciPlay Corporation, and Appchi Media Ltd. before the American Arbitration Association, pursuant to which she seeks declaratory judgments that (1) SciPlay’s online social casino games constitute gambling under Kentucky law, and (2) SciPlay’s terms of service are void under Kentucky law. On January 12, 2023, respondents filed their answering statement to plaintiff’s arbitration demand. On February 2, 2024, claimant filed a dispositive motion seeking a ruling that SciPlay’s terms of service are void under Kentucky law and that claimant’s claims are not arbitrable. On February 2, 2024, respondents filed a motion for summary disposition seeking dismissal of claimant’s claims. Both motions are pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

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
Ebersole Matter
On July 25, 2023, claimant Christopher Ebersole filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which is pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Murnaghan Matter
On July 25, 2023, claimant Hope Murnaghan filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Massachusetts’ anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Massachusetts players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which is pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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
Aristocrat Matter
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for alleged trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ Dragon Train and Jewel of the Dragon games. Plaintiffs’

complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which is pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 10-K.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2023 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean L&W together with its consolidated subsidiaries.
BUSINESS OVERVIEW
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services.
As more fully described in Part I, Item 1 “Business” in our 2023 10-K, we are executing on our strategy to become a leading cross-platform global games company with a focus on content and digital markets. We report our results of operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. See “Business Segments Results” below and Note 3 for additional business segment information.
CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	2024 vs. 2023
Total revenue	$756	$670	$86	13%
Total operating expenses	591	568	23	4%
Operating income	165	102	63	62%
Net income before income taxes	100	26	74	285%
Net income	82	27	55	204%
Net income attributable to L&W	82	22	60	273%

Revenue

Consolidated Revenue by Business Segment
(in millions)
Three Months Ended March 31, 2024 and 2023
Gaming revenue growth for the three months ended March 31, 2024 was $57 million or 14%, primarily driven by global Gaming machine sales growth of 30% coupled with continued strength in Systems and Gaming operations as well as success of our content performance.
For the three months ended March 31, 2024, SciPlay revenue increased by $20 million or 11%, compared to the prior year period, primarily due to increased average revenue per daily active user and social casino player engagement. Average revenue per daily active user grew 13% in 2024, reaching a new record high of $1.01.
iGaming revenue increased by $9 million or 14% for the three months ended March 31, 2024, compared to the prior year period, primarily due to continued momentum in the international and U.S. markets as well as the strength of our original content.
Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	2024 vs. 2023
Operating expenses:
Cost of services	$112	$108	$4	4%
Cost of products	107	94	13	14%
SG&A	218	192	26	14%
R&D	62	54	8	15%
D&A	86	101	(15)	(15)%
Restructuring and other	6	19	(13)	(68)%
Total operating expenses	$591	$568	$23	4%
Cost of Revenue
Total cost of revenue for the three months ended March 31, 2024 increased as a direct result of higher revenue as described above, driven by $13 million in higher cost of products revenue primarily associated with higher gaming machine sales, while increased cost of services was primarily driven by SciPlay, which increased $3 million compared to the prior year period due to revenue growth.

SG&A
SG&A increased for the three months ended March 31, 2024 as compared to the prior year period, primarily due to higher salaries and benefits of $10 million and higher marketing spend of $9 million (primarily driven by the SciPlay segment).
R&D
R&D increased for the three months ended March 31, 2024 as compared to the prior year period, largely due to higher salaries and benefits, primarily in the Gaming and SciPlay segments.
D&A
D&A decreased primarily due to fully depreciated assets and amortization of intangible assets related to certain of our legacy trade names as well as past acquisitions associated with our Gaming segment.
Restructuring and Other
The decrease in restructuring and other for the three months ended March 31, 2024, as compared to the prior year period, was primarily due to lower professional service, legal and other costs related to the strategic review and related transactions. Refer to Note 4 for more information.
Other Factors Affecting Net Income Attributable to L&W

	Three Months Ended March 31,		Factors Affecting Net Income Attributable to L&W
(in millions)	2024	2023	2024 vs. 2023
Other income (expense), net	$10	$(1)	The increase in other income was primarily due to the impact of changes in foreign currency exchange rates.
Income tax (expense) benefit(1)	(18)	1	The increase in income tax expense was primarily due to the increase in worldwide income as well as tax benefits of internal restructuring transactions in the prior year period.
(1) For additional information regarding the changes in our effective tax rates and the variance in our income tax expense, see Note 13.
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

	Three Months Ended March 31,
	2024		2023
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$28	4%	$27	4%
Euro	48	6%	44	7%
BUSINESS SEGMENT RESULTS (for the three months ended March 31, 2024 compared to the three months ended March 31, 2023)
GAMING
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

For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2023 10-K.
Current Year Update
The increase in Gaming revenue for the three months ended March 31, 2024, as compared to the prior year period, was primarily driven by continued global Gaming machine sales growth of 30% coupled with growth in Systems and Gaming operations, which benefited from increased U.S. and Canada installed base and higher average daily revenue per unit. Our growth is driven by the continued strength and success of our content portfolio performance, driving Game sales growth in North American-adjacent and International markets, led by Australia and Asia, as well as persistent success of our COSMICTM and MURAL® cabinets. Our robust portfolio of hit franchises is expected to drive further growth in the remainder of 2024. While demand remains strong, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty that may impact our operations. We are also monitoring for any potential disruptions in our supply chain, such as those due to armed conflicts or hostilities, and we increase our inventory positions when deemed necessary to mitigate any expected or unexpected delays and fulfill customer orders timely.
Results of Operations and KPIs

Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Variance
($ in millions, except per unit amounts)	2024	2023	2024 vs. 2023
Revenue:
Gaming operations	$164	$160	$4	3%
Gaming machine sales	205	158	47	30%
Gaming systems	60	55	5	9%
Table products	47	46	1	2%
Total revenue	$476	$419	$57	14%

F/X impact on revenue	$—	$(5)	$5	100%

KPIs:
U.S. and Canada units:
Installed base at period end	31,534	30,675	859	3%
Average daily revenue per unit(1)	$48.82	$46.72	$2.10	4%

International units(2):
Installed base at period end	22,163	26,220	(4,057)	(15)%
Average daily revenue per unit	$14.28	$14.19	$0.09	1%

Gaming machine sales:
U.S. and Canada new unit shipments	4,437	4,057	380	9%
International new unit shipments	5,259	3,621	1,638	45%
Total new unit shipments	9,696	7,678	2,018	26%
Average sales price per new unit	$19,897	$18,748	$1,149	6%
(1) We refined U.S. and Canada units average daily revenue per unit calculation to include certain Gaming operations revenue streams that were previously excluded and have revised prior periods to align with the new calculation. The change aligns more closely with how management evaluates the operating performance and was immaterial both quantitatively and qualitatively.
(2) Units exclude those related to game content licensing.
Gaming Operations
Gaming operations revenue growth was driven by strong game performance of hit franchises, including our premium games. Gaming operations for U.S. and Canada had a 859-unit increase in installed base, along with an increase in average daily revenue per unit of $2.10 for the three months ended March 31, 2024. Average daily revenue per unit for International units increased slightly for the three months ended March 31, 2024, but International ending installed base units decreased by 4,057 units primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Greece and Latin America.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units globally as operator capital spending remained at healthy levels, casino opening and expansion activity increased internationally and average sales price per new unit increased, mostly from a favorable product mix.

The following table summarizes Gaming machine sales changes:

	Three Months Ended March 31,		Variance
	2024	2023	2024 vs. 2023
U.S. and Canada unit shipments:
Replacement units	4,296	3,760	536	14%
Casino opening and expansion units	141	297	(156)	(53)%
Total unit shipments	4,437	4,057	380	9%

International unit shipments:
Replacement units	3,711	2,210	1,501	68%
Casino opening and expansion units	1,548	1,411	137	10%
Total unit shipments	5,259	3,621	1,638	45%
Operating Expenses and AEBITDA
The increase in operating expenses is primarily due to $11 million in higher SG&A costs coupled with $11 million in higher cost of revenue associated with the increase in revenue as described above, partially offset by $18 million in lower D&A as a result of fully depreciated and amortized assets related to prior acquisitions and legacy trade names during 2023.
AEBITDA increased by $26 million or 13%, and AEBITDA as a percentage of revenue (“AEBITDA margin”) remained at 49%. These results were primarily driven by revenue growth in the period.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay also operates in the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue through advertising arrangements in SciPlay’s hyper-casual games, which was not material for the periods presented. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online and mobile games market. Current casual game titles include BINGO SHOWDOWNTM and BACKGAMMON LIVE as well as other titles in the hyper-casual space, including games such as CANDY CHALLENGE 3D, BOSS LIFE and DEEP CLEAN INC. 3D. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. SciPlay launched a proprietary in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. The revenue generated via the proprietary platform has begun to increase and represented approximately 6% of the total SciPlay revenue for the first quarter of 2024. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
Current Year Update
SciPlay started 2024 by delivering strong results, and it continues to see elevated payer engagement. Revenue growth was 11%, which was primarily attributable to the revenue generated by Jackpot Party Casino, Quick Hit Slots and Gold Fish Casino. We believe that there is an opportunity for continued improvement of operating results in 2024 and beyond, as SciPlay continues to deploy strategic game updates, utilize enhanced analytics, pursue international expansion and benefit from the proprietary in-app purchase platform launched in 2023.
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
Results of Operations and KPIs

Three Months Ended March 31, 2024 and 2023

(1) Other represents $12 million in revenue generated via our proprietary platform during the three months ended March 31, 2024, along with advertising and other revenue, which were not material for the periods presented.

	Three Months Ended March 31,		Variance
(in millions unless otherwise noted)	2024	2023	2024 vs. 2023
Revenue:
Mobile in-app purchases	$170	$166	$4	2%
Web in-app purchases and other(1)	36	21	15	71%
Total revenue	$206	$186	$20	11%

KPIs:
In-App Purchases:
Mobile Penetration(2)	84%	91%	(7) pp	nm
Average MAU(3)	5.8	6.1	(0.3)	(5)%
Average DAU(4)	2.2	2.3	(0.1)	(4)%
ARPDAU(5)	$1.01	$0.89	$0.12	13%
Average MPUs(6) (in thousands)	594	625	(31)	(5)%
AMRPPU(7)	$113.93	$97.43	$16.50	17%
Payer Conversion Rate(8)	10.2%	10.3%	(0.1) pp	nm
nm = not meaningful.
pp = percentage points.
(1) Other represents $12 million in revenue generated via our proprietary platform during the three months ended March 31, 2024, along with advertising and other revenue, which were not material for the periods presented.
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

Revenue increased as average monthly revenue per paying user increased 17% while social casino payer engagement remained relatively constant.
Mobile penetration percentage decreased to 84%, primarily reflecting an increase in revenue generated via our proprietary platform with a majority of players continuing to use mobile platforms to play SciPlay’s games.
Average MAU and average MPU decreased due to the turnover in users. ARPDAU increased as a function of higher player monetization with a slight decrease in average DAU. AMRPPU increased, with payer conversion remaining relatively constant, as SciPlay continues to improve content and features resulting in increased paying player interaction.
Payer conversion rates continue to be at high levels due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in their games.
Operating Expenses and AEBITDA
The increase in operating expenses correlated with the above-described increase in revenue as a result of higher platform fees, resulting in $3 million in higher cost of revenue, coupled with higher marketing spend of $7 million, and higher salaries and benefit costs (including stock-based compensation) of $4 million related to an increase in headcount.
AEBITDA increased by $8 million and AEBITDA margin increased by 1 percentage point to 30%, primarily due to revenue growth as discussed above, partially offset by the increase in operating costs resulting from increases in marketing spend and salaries and benefits.
iGAMING
Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services. The majority of our revenue is derived from casino-style game content, including a wide variety of internally developed and branded games as well as popular third-party provider games. These games are made available to iGaming operators via content aggregation platforms, including Open Gaming System, remote gaming servers and various other platforms. We also provide our Open Platform System, a player account management system which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Generally, we host the play of our game content which is integrated with the online casino operators’ websites.
Current Year Update
We continue to expand our customer base and capitalize on growth in the European and North American markets by leveraging our industry leading platforms, content and solutions, as well as investing in our ability to scale our own original U.S. land-based content offering. Currently we have launched in six U.S. states and launched our live casino operations in Michigan, and we are positioned to enter others as additional state legislatures authorize online gaming.
Results of Operations

Three Months Ended March 31, 2024 and 2023
Overall, iGaming revenue increased by $9 million or 14% compared to the prior year period, primarily driven by continuing momentum in the international and U.S. markets as well as the strength of our original content and growth in our partner network. Wagers processed through our Open Gaming System for the current year period increased to $22 billion.
Operating expenses increased slightly in correlation with the increase in revenue. AEBITDA increased by $2 million or 9%, and AEBITDA margin decreased slightly to 34% compared to the prior year period due to continuing investments in growth initiatives.
RECENTLY ISSUED ACCOUNTING GUIDANCE
We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of March 31, 2024, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.

Cash and Available Revolver Capacity

	As of
(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$450	$425
Revolver capacity	750	750
Revolver capacity drawn or committed letters of credit	(10)	(10)
Total	$1,190	$1,165
Total cash held by our foreign subsidiaries was $150 million and $166 million as of March 31, 2024 and December 31, 2023, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. There have been no material changes to our capital requirements disclosed in our 2023 10-K, other than those associated with our repricing of the LNWI Term Loan B, as described in Note 10.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may, from time to time, repurchase or otherwise repay, retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, or conduct significant repurchases of our outstanding securities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A in our 2023 10-K.
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. During the three months ended March 31, 2024, we repurchased approximately 0.2 million shares of common stock under the program at an aggregate cost of $25 million.
Cash Flow Summary

	Three Months Ended March 31,		Variance
(in millions)	2024	2023	2024 vs. 2023
Net cash provided by operating activities	$171	$185	$(14)
Net cash used in investing activities(1)	(71)	(57)	(14)
Net cash used in financing activities	(65)	(65)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—	(3)
Increase in cash, cash equivalents and restricted cash	$32	$63	$(31)
(1) The three months ended March 31, 2023 includes $3 million in cash used related to discontinued operations.
Cash flows from operating activities

	Three Months Ended March 31,		Variance
(in millions)	2024	2023	2024 vs. 2023
Net income	$82	$27	$55
Adjustments to reconcile net income to cash provided by operating activities	110	138	(28)
Changes in working capital accounts, excluding the effects of acquisitions	6	32	(26)
Changes in deferred income taxes and other	(27)	(12)	(15)
Net cash provided by operating activities	$171	$185	$(14)

Net cash provided by operating activities decreased primarily due to unfavorable changes in working capital accounts, partially offset by a $12 million increase in earnings (drivers described above).
Changes in working capital accounts for the three months ended March 31, 2024 were primarily impacted by higher billings, timing of disbursements and restricted customer deposits.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to higher capital expenditures in order to support Gaming operations growth. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities was flat, as an increase in net redemptions of common stock under stock-based compensation plans was offset by lower license payments and purchases of our outstanding common stock under our share repurchase program.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 10-K as well as Notes 10 and 11 and Item 3 below in this Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of March 31, 2024, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
For additional information regarding our long-term debt and interest rate swap contracts, see Notes 10 and 11, respectively.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2024.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of our legal proceedings, see Note 15, in this Quarterly Report on Form 10-Q and Note 20 in our 2023 10-K.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2023 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 0.25 million shares under the share repurchase program during the three months ended March 31, 2024.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share(1)	Total Cost of Repurchase (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
1/1/2024 - 1/31/2024	—	$—	$—	$175
2/1/2024 - 2/29/2024	—	$—	—	$175
3/1/2024 - 3/31/2024	0.25	$101.04	25	$150
Total	0.25	$101.04	$25	$150

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
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.

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
* Furnished herewith.
(†) Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHT & WONDER, INC.
(Registrant)

By:	/s/ Oliver Chow
Name:	Oliver Chow
Title:	Executive Vice President, Chief Financial Officer and Treasurer
Dated:    May 8, 2024