Form 10-Q
period 2024-06-30
Light & Wonder, Inc.
filed 2024-08-07
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
Common stock outstanding as of August 2, 2024 was 88,724,171.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Services	$526	$496	$1,044	$973
Products	292	235	531	427
Total revenue	818	731	1,575	1,400
Operating expenses:
Cost of services(1)	111	110	223	218
Cost of products(1)	125	108	233	201
Selling, general and administrative	220	203	438	396
Research and development	66	58	128	112
Depreciation, amortization and impairments	87	108	173	208
Restructuring and other	34	31	40	50
Operating income	175	113	340	215
Other (expense) income:
Interest expense	(75)	(78)	(150)	(153)
Other income (expense), net	8	(15)	18	(16)
Total other expense, net	(67)	(93)	(132)	(169)
Net income before income taxes	108	20	208	46
Income tax expense	(26)	(15)	(44)	(14)
Net income	82	5	164	32
Less: Net income attributable to noncontrolling interest	—	6	—	11
Net income (loss) attributable to L&W	$82	$(1)	$164	$21
Per Share - Basic:
Net income (loss) attributable to L&W	$0.92	$(0.01)	$1.83	$0.23
Per Share - Diluted:
Net income (loss) attributable to L&W	$0.90	$(0.01)	$1.78	$0.22
Weighted average number of shares used in per share calculations:
Basic shares	90	91	90	91
Diluted shares	92	91	92	93

(1) Excludes D&A.
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$82	$5	$164	$32
Other comprehensive (loss) income
Foreign currency translation (loss) gain, net of tax	(1)	37	(30)	50
Derivative financial instruments unrealized gain, net of tax	—	10	6	3
Total other comprehensive (loss) income	(1)	47	(24)	53
Total comprehensive income	81	52	140	85
Less: comprehensive income attributable to noncontrolling interest	—	6	—	11
Comprehensive income attributable to L&W	$81	$46	$140	$74
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$321	$425
Restricted cash	95	90
Receivables, net of allowance for credit losses of $37 and $38, respectively	575	506
Inventories	186	177
Prepaid expenses, deposits and other current assets	112	113
Total current assets	1,289	1,311
Non-current assets:
Restricted cash	6	6
Receivables, net of allowance for credit losses of $7 and $3, respectively	60	37
Property and equipment, net	269	236
Operating lease right-of-use assets	45	52
Goodwill	2,925	2,945
Intangible assets, net	529	605
Software, net	162	158
Deferred income taxes	180	142
Other assets	73	60
Total assets	$5,538	$5,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22	$22
Accounts payable	277	241
Accrued liabilities	362	404
Income taxes payable	35	29
Total current liabilities	696	696
Deferred income taxes	19	20
Operating lease liabilities	31	39
Other long-term liabilities	157	180
Long-term debt, excluding current portion	3,849	3,852
Total liabilities	4,752	4,787
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 117 and 116 shares issued, respectively, and 89 and 90 shares outstanding, respectively	1	1
Additional paid-in capital	1,175	1,118
Retained earnings	844	680
Treasury stock, at cost, 28 and 26 shares, respectively	(927)	(751)
Accumulated other comprehensive loss	(307)	(283)
Total stockholders’ equity	786	765
Total liabilities and stockholders’ equity	$5,538	$5,552
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$164	$32
Adjustments to reconcile net income to net cash provided by operating activities	235	320
Changes in working capital accounts, excluding the effects of acquisition	(48)	(97)
Change in deferred income taxes and other	(39)	(36)
Net cash provided by operating activities	312	219
Cash flows from investing activities:
Capital expenditures	(153)	(112)
Other(1)	(5)	(6)
Net cash used in investing activities	(158)	(118)
Cash flows from financing activities:
Payments on long-term debt	(5)	(11)
Payments of debt issuance and deferred financing costs	(2)	—
Payments on license obligations	(14)	(18)
Payments of contingent acquisition considerations	(14)	(9)
Purchase of L&W common stock	(175)	(33)
Purchase of SciPlay’s Class A common stock	—	(23)
Net redemptions of common stock under stock-based compensation plans and other	(40)	(11)
Net cash used in financing activities	(250)	(105)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1
Decrease in cash, cash equivalents and restricted cash	(99)	(3)
Cash, cash equivalents and restricted cash, beginning of period	521	967
Cash, cash equivalents and restricted cash, end of period	$422	$964
Supplemental cash flow information:
Cash paid for interest	$146	$147
Income taxes paid	70	96
Cash paid for contingent acquisition considerations included in operating activities	22	9
Supplemental non-cash transactions:
Non-cash interest expense	$5	$5

(1) The six months ended June 30, 2023 include $3 million in cash used in discontinued operations.
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
Other Income (Expense), net
Other income (expense), net includes gains and losses from foreign currency transactions, interest income, earnings (losses) from equity investments and other items. Other income (expense), net for the three and six months ended June 30, 2024 primarily consisted of interest income of $5 million and $10 million, respectively. For the three and six months ended June 30, 2023, other income (expense), net primarily consisted of foreign currency transaction losses, which totaled $25 million and $38 million, respectively.
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
For the three and six months ended June 30, 2024, we included 2 million and 2 million, respectively, of common stock equivalents in the calculation of diluted net income attributable to L&W per share. For the six months ended June 30, 2023, we included 2 million of common stock equivalents in the calculation of diluted net income attributable to L&W per share. For the three months ended June 30, 2023, basic and diluted net loss attributable to L&W per share were the same, as all common stock equivalents would have been anti-dilutive for that period. We excluded 2 million of stock options and 2 million of RSUs outstanding from the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2023.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within the Notes of our 2023 10-K that are expected to have a material impact on our consolidated financial statements.

(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gaming
Gaming operations	$175	$167	$340	$327
Gaming machine sales	228	173	433	331
Gaming systems	82	72	142	127
Table products	54	59	101	105
Total	$539	$471	$1,016	$890
SciPlay
Mobile in-app purchases	$160	$170	$330	$335
Web in-app purchases and other(1)	45	20	81	41
Total	$205	$190	$411	$376
iGaming	$74	$70	$148	$134
(1) Other represents $24 million and $36 million in revenue generated via our proprietary direct-to-consumer platform for the three and six months ended June 30, 2024, respectively, along with advertising and other revenue, which were not material for the periods presented.

The amount of rental income revenue included in services revenue within the consolidated statement of operations that is outside the scope of ASC 606 was $136 million and $263 million for the three and six months ended June 30, 2024, respectively, and $123 million and $240 million for the three and six months ended June 30, 2023, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30, 2024
Contract liability balance, beginning of period(1)	$27
Liabilities recognized during the period	14
Amounts recognized in revenue from beginning balance	(16)
Contract liability balance, end of period(1)	$25
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

	Receivables	Contract Assets(1)
Beginning of period balance	$543	$24
End of period balance, June 30, 2024	635	26
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of June 30, 2024, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than that for which we have the right to invoice for goods or services delivered or performed.
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

	Three Months Ended June 30, 2024
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$539	$205	$74	$—	$818
AEBITDA(2)	272	70	24	(36)	$330
Reconciling items to net income before income taxes:
D&A	(63)	(6)	(13)	(5)	(87)
Restructuring and other	(1)	—	1	(34)	(34)
Interest expense				(75)	(75)
Other income, net				5	5
Stock-based compensation				(31)	(31)
Net income before income taxes					$108
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

	Three Months Ended June 30, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$471	$190	$70	$—	$731
AEBITDA(2)	233	59	24	(35)	$281
Reconciling items to net income before income taxes:
D&A	(79)	(11)	(12)	(6)	(108)
Restructuring and other	(3)	(2)	(9)	(17)	(31)
Interest expense				(78)	(78)
Other expense, net				(16)	(16)
Stock-based compensation				(28)	(28)
Net income before income taxes					$20
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Six Months Ended June 30, 2024
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,016	$411	$148	$—	$1,575
AEBITDA(2)	504	132	48	(74)	$610
Reconciling items to net income before income taxes:
D&A	(123)	(13)	(26)	(11)	(173)
Restructuring and other	(1)	—	(2)	(37)	(40)
Interest expense				(150)	(150)
Other income, net				14	14
Stock-based compensation				(53)	(53)
Net income before income taxes					$208
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Six Months Ended June 30, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$890	$376	$134	$—	$1,400
AEBITDA(2)	438	113	47	(69)	$529
Reconciling items to net income before income taxes:
D&A	(156)	(17)	(24)	(11)	(208)
Restructuring and other	(11)	(3)	(10)	(26)	(50)
Interest expense				(153)	(153)
Other expense, net				(18)	(18)
Stock-based compensation				(54)	(54)
Net income before income taxes					$46
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee severance and related	$—	$4	$1	$13
Legal and related	32	—	32	—
Strategic review and related(1)	—	14	1	18
Contingent acquisition consideration(2)	(1)	9	—	9
Restructuring, integration and other	3	4	6	10
Total	$34	$31	$40	$50
(1) Includes costs associated with the SciPlay merger, ASX listing, sale of discontinued operations (including ongoing separation activities), rebranding and related activities. Refer to the Notes in our 2023 10-K for more information regarding these activities.

(2) Represents contingent consideration fair value adjustments (see Note 11).

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	June 30, 2024	December 31, 2023
Current:
Receivables	$612	$544
Allowance for credit losses	(37)	(38)
Current receivables, net	575	506
Long-term:
Receivables	67	40
Allowance for credit losses	(7)	(3)
Long-term receivables, net	60	37
Total receivables, net	$635	$543
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of
	June 30, 2024	Balances over 90 days past due	December 31, 2023	Balances over 90 days past due
Receivables:
U.S. and Canada	$354	$4	$344	$13
International	325	42	240	50
Total receivables	679	46	584	63
Receivables allowance:
U.S. and Canada	(19)	(4)	(17)	(3)
International	(25)	(12)	(24)	(12)
Total receivables allowance	(44)	(16)	(41)	(15)
Receivables, net	$635	$30	$543	$48
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three and six months ended June 30, 2024 and 2023 is as follows:

	2024			2023
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(41)	$(17)	$(24)	$(40)
Provision	(1)	—	(1)	(1)
Charge-offs and recoveries	2	1	1	1
Allowance for credit losses as of March 31	$(40)	$(16)	$(24)	$(40)
Provision	(6)	(3)	(3)	(4)
Charge-offs and recoveries	2	—	2	2
Allowance for credit losses as of June 30	$(44)	$(19)	$(25)	$(42)
As of June 30, 2024, 5% of our total receivables, net, were past due by over 90 days, compared to 9% as of December 31, 2023.

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

	As of June 30, 2024
	Total	Current	Balances over 90 days past due
Receivables	$59	$45	$14
Allowance for credit losses	(18)	(11)	(7)
Receivables, net	$41	$34	$7
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2024 and December 31, 2023, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories
Inventories consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Parts and work-in-process	$120	$113
Finished goods	66	64
Total inventories	$186	$177
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Land	$6	$6
Buildings and leasehold improvements	61	59
Gaming machinery and equipment	764	718
Furniture and fixtures	28	26
Construction in progress	12	7
Other property and equipment	99	94
Less: accumulated depreciation	(701)	(674)
Total property and equipment, net	$269	$236

Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$32	$30	$63	$57
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$902	$(597)	$305	$904	$(567)	$337
Intellectual property	940	(791)	149	947	(771)	176
Licenses	291	(230)	61	290	(217)	73
Brand names	130	(124)	6	129	(120)	9
Trade names	163	(159)	4	163	(157)	6
Patents and other	11	(7)	4	11	(7)	4
Total intangible assets	$2,437	$(1,908)	$529	$2,444	$(1,839)	$605
The following reflects intangible amortization expense included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense(1)	$38	$61	$75	$119
(1) The three and six months ended June 30, 2023 include intangible assets non-cash impairment charge of $4 million related to SciPlay restructuring of a certain foreign studio.
Goodwill
The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2023 to June 30, 2024.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2023	$2,388	$210	$347	$2,945
Foreign currency adjustments	(8)	(2)	(10)	(20)
Balance as of June 30, 2024	$2,380	$208	$337	$2,925
(1) Accumulated goodwill impairment charges for the Gaming segment as of June 30, 2024 were $989 million.
(9) Software, net
Software, net consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Software	$1,109	$1,083
Accumulated amortization	(947)	(925)
Software, net	$162	$158

The following reflects amortization of software included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$17	$17	$35	$32
(10) Long-Term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	June 30, 2024					December 31, 2023
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2027	variable	$—	$—	$—	$—
LNWI Term Loan B	2029	variable	2,162	(25)	2,137	2,141
LNWI Senior Notes:
2028 Unsecured Notes	2028	7.000%	700	(6)	694	694
2029 Unsecured Notes	2029	7.250%	500	(5)	495	495
2031 Unsecured Notes	2031	7.500%	550	(7)	543	543
Other	—	—	2	—	2	1
Total long-term debt outstanding			$3,914	$(43)	$3,871	$3,874
Less: current portion of long-term debt					(22)	(22)
Long-term debt, excluding current portion					$3,849	$3,852
Fair value of debt(1)			$3,940
(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
LNWI Term Loan B Repricing
On July 17, 2024, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the amendment, the interest rate for the Term Loan B is either (i) the Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.25% per annum or (ii) a base rate plus 1.25% per annum.
We were in compliance with the financial covenants under all debt agreements as of June 30, 2024 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2023 10-K).
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
Derivative Financial Instruments
As of June 30, 2024, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.

In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of June 30, 2024. These hedges mature in April 2027.
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
The following table shows the gain and interest income on our interest rate swap contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain recorded in accumulated other comprehensive loss, net of tax	$—	$10	$6	$3
Interest income related to interest rate swap contracts recorded in interest expense	5	4	9	7
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total interest expense which reflects the effects of cash flow hedges	$(75)	$(78)	$(150)	$(153)
Hedged item	(5)	(5)	(10)	(10)
Derivative designated as hedging instrument	10	9	19	17
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	June 30, 2024	December 31, 2023
Interest rate swaps	Other assets	$28	$20
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

The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2023 to June 30, 2024.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2023	$59	$39	$20
Payments	(37)
Fair value adjustments	—
Other adjustments(1)	(5)
Balance as of June 30, 2024	$17	$10	$7
(1) Represents extinguishment of $5 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets for the second year were not met. The gain was recorded in other income (expense), net in our consolidated statements of income.

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity as of June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2024	$1	$1,118	$680	$(751)	$(283)	$765
Settlement of liability awards	—	65	—	—	—	65
Vesting of RSUs, net of tax withholdings and other	—	(43)	—	—	—	(43)
Purchase of treasury stock	—	—	—	(25)	—	(25)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(23)	(23)
March 31, 2024	$1	$1,154	$762	$(776)	$(306)	$835
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	1
Purchase of treasury stock	—	—	—	(151)	—	(151)
Stock-based compensation	—	20	—	—	—	20
Net income	—	—	82	—	—	82
Other comprehensive income	—	—	—	—	(1)	(1)
June 30, 2024	$1	$1,175	$844	$(927)	$(307)	$786

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2023	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(14)	—	—	—	—	(14)
Purchase of treasury stock	—	—	—	(28)	—	—	(28)
Purchase of SciPlay’s Class A common stock	—	(8)	—	—	—	—	(8)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	22	—	—	5	27
Other comprehensive income	—	—	—	—	6	—	6
March 31, 2023	$1	$1,388	$539	$(608)	$(312)	$176	$1,184
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	(5)	—	—	(5)
Purchase of SciPlay’s Class A common stock	—	(15)	—	—	—	—	(15)
Stock-based compensation	—	13	—	—	—	—	13
Net (loss) income	—	—	(1)	—	—	6	5
Other comprehensive income	—	—	—	—	47	—	47
June 30, 2023	$1	$1,387	$538	$(613)	$(265)	$182	$1,230
Stock-based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Related to L&W RSUs	$31	$21	$53	$40
Related to SciPlay RSUs	—	7	—	14
Total(1)	$31	$28	$53	$54
(1) Includes $11 million and $19 million of stock-based compensation classified as liability awards for the three and six months ended June 30, 2024, respectively, and $15 million and $26 million for the three and six months ended June 30, 2023, respectively.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the six months ended June 30, 2024 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	2.3	$55.53
Granted	1.4	$99.57
Vested	(1.3)	$72.70
Cancelled	(0.1)	$56.12
Unvested RSUs as of June 30, 2024	2.3	$71.90
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2024 and 2023 was $99.57 and $57.15, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of June 30, 2024, we had $125 million of unrecognized stock-based compensation expense relating to unvested RSUs amortized over a weighted-average period of approximately 1.3 years. The fair value at vesting date of RSUs vested during the six months ended June 30, 2024 and 2023 was $130 million and $51 million, respectively.
Share Repurchase Program
On March 1, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of shares of our outstanding common stock. During the six months ended June 30, 2024, we repurchased approximately 1.8 million shares of common stock under these programs at an aggregate cost of $176 million (including excise tax), fully exhausting the authorized share repurchase amount under the program. On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of our outstanding common stock. Repurchases under the new share repurchase program may be effected at the discretion of the Transaction Committee of the Board of Directors through one or more open market repurchases, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial or other arrangements, or a combination of the foregoing. The share repurchase program may be suspended or discontinued at any time. We had no repurchases under the new plan during the quarter ended June 30, 2024.
(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of June 30, 2024.
Our income tax expense (including discrete items) was $26 million and $44 million for the three and six months ended June 30, 2024, respectively, and $15 million and $14 million for the three and six months ended June 30, 2023, respectively. For the three months ended June 30, 2024, our effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of tax benefits related to equity compensation. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
During the second quarter of 2024, the Company was notified by the Internal Revenue Service that the Company’s U.S. federal income tax returns for tax years 2021 and 2022 will be subject to examination.
(14) Leases
Our total operating lease expense for the three and six months ended June 30, 2024 was $6 million and $12 million, respectively, and $5 million and $11 million for the three and six months ended June 30, 2023, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$45	$52
Accrued liabilities	18	19
Operating lease liabilities	31	39
Total operating lease liabilities	$49	$58
Weighted average remaining lease term, years	3	4
Weighted average discount rate	6%	6%

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11	$10
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2	$—

Lease liability maturities:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Less Imputed Interest	Total
Operating leases	$11	$18	$13	$8	$4	$—	$(5)	$49
As of June 30, 2024, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $43 million and $12 million for all of our legal matters that were contingencies as of June 30, 2024 and December 31, 2023, respectively.
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
Boorn Matter
On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against L&W, SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff sought to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of virtual coins, in a 24-hour period, playing SciPlay’s online social casino games. The complaint asserted claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and sought unspecified money damages, the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit. On November 17, 2022, claimant Hannelore Boorn filed an arbitration demand against respondents L&W, SciPlay Corporation, and Appchi Media Ltd. before the American Arbitration Association, pursuant to which she seeks declaratory judgments that (1) SciPlay’s online social casino games constitute gambling under Kentucky law, and (2) SciPlay’s terms of service are void under Kentucky law. On January 12, 2023, respondents filed their answering statement to plaintiff’s arbitration demand. On February 2, 2024, claimant filed a dispositive motion seeking a ruling that SciPlay’s terms of service are void under Kentucky law and that claimant’s claims are not arbitrable. On February 2, 2024, respondents filed a motion for summary disposition seeking dismissal of claimant’s claims. On May 30, 2024, the Arbitrators granted respondents’ dispositive motion, denied claimant’s dispositive motion, and dismissed claimant’s claims with prejudice. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. An evidentiary hearing is scheduled for October 21-23, 2024. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. An evidentiary hearing is scheduled for October 21-23, 2024. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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
Roberts Matter
On July 25, 2023, claimant Donovan Roberts filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Kentucky’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the claimant. On October 6, 2023, respondent filed its answering statement to claimant’s arbitration demand. On May 30, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which is pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Ebersole Matter
On July 25, 2023, claimant Christopher Ebersole filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

Murnaghan Matter
On July 25, 2023, claimant Hope Murnaghan filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Massachusetts’ anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Massachusetts players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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
Aristocrat Matter
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for alleged trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ DRAGON TRAINTM and JEWEL OF THE DRAGON® games. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted in part and denied in part on June 24, 2024. On May 22, 2024, the plaintiffs filed a motion for a preliminary injunction, which is pending. On July 15, 2024, the plaintiffs filed a First Amended Complaint. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

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
During the six months ended June 30, 2024, we repurchased approximately 1.8 million shares of common stock under these programs at an aggregate cost of $176 million (including excise tax), fully exhausting the authorized share repurchase amount under the March 2022 program. On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion in shares of our outstanding common stock. Repurchases under the new share repurchase program may be effected at the discretion of the Transaction Committee of the Board of Directors through one or more open market repurchases, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial or other arrangements, or a combination of the foregoing. The share repurchase program may be suspended or discontinued at any time. We had no repurchases under the new plan during the quarter ended June 30, 2024.
On July 17, 2024, we repriced the LNWI Term Loan B, reducing our interest rate by 50 basis points and resulting in a reduction in annualized interest costs of approximately $11 million.
CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Total revenue	$818	$731	$87	12%	$1,575	$1,400	$175	13%
Total operating expenses	643	618	25	4%	1,235	1,185	50	4%
Operating income	175	113	62	55%	340	215	125	58%
Net income before income taxes	108	20	88	440%	208	46	162	352%
Net income	82	5	77	nm	164	32	132	413%
Net income (loss) attributable to L&W	82	(1)	83	nm	164	21	143	nm
nm = not meaningful.

Revenue

Consolidated Revenue by Business Segment
(in millions)
Three Months Ended June 30, 2024 and 2023	Six Months Ended June 30, 2024 and 2023
Gaming revenue growth of 14% for both the three- and six-month periods ended June 30, 2024 was primarily driven by global Gaming machine sales growth of 32% and 31% for the three and six months ended June 30, 2024, respectively, coupled with continued strength in Systems and Gaming operations as well as the success of our content performance.
SciPlay revenue increased 8% and 9% for the three and six months ended June 30, 2024, respectively, primarily due to increased average revenue per daily active user and average monthly revenue per paying user. Average revenue per daily active user grew 12% for both the three and six months ended June 30, 2024, while average monthly revenue per paying user increased 15% and 16% for the three and six months ended June 30, 2024, respectively.
The increase in iGaming revenue of 6% and 10% for the three and six months ended June 30, 2024, respectively, was driven primarily by continued momentum in the U.S. market as well as the strength of our original content.
Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Operating expenses:
Cost of services	$111	$110	$1	1%	$223	$218	$5	2%
Cost of products	125	108	17	16%	233	201	32	16%
SG&A	220	203	17	8%	438	396	42	11%
R&D	66	58	8	14%	128	112	16	14%
D&A	87	108	(21)	(19)%	173	208	(35)	(17)%
Restructuring and other	34	31	3	10%	40	50	(10)	(20)%
Total operating expenses	$643	$618	$25	4%	$1,235	$1,185	$50	4%
Cost of Revenue
Total cost of revenue for the three and six months ended June 30, 2024 increased as a direct result of higher revenue as described above, driven by $17 million and $32 million, respectively, in higher cost of products revenue primarily associated with higher gaming machine sales. For the six months ended June 30, 2024, the increase in cost of services is primarily related to higher cost of services for our iGaming business segment.
SG&A
SG&A increased for the three and six months ended June 30, 2024 as compared to the prior year periods. The increase was driven by higher salaries and benefits, excluding stock-based compensation, of $7 million and $19 million, respectively, and higher marketing expenses primarily associated with the SciPlay segment of $7 million and $15 million, respectively.

R&D
R&D increased for both periods, primarily due to higher salaries and benefits in our Gaming and SciPlay segments.
D&A
D&A decreased for both periods primarily due to fully amortized intangible assets related to certain of our legacy trade names associated with our Gaming segment. Additionally, the prior year included an impairment charge of $5 million related to SciPlay restructuring of a certain foreign studio.
Restructuring and Other
The increase in restructuring and other for the three months ended June 30, 2024, as compared to the prior year period, was primarily due to a $32 million charge related to certain legal matters, which was partially offset by lower costs related to strategic review and related transactions. Restructuring and other decreased for the six months ended June 30, 2024, as compared to the prior year period, primarily due to lower costs related to strategic review and related transactions, partially offset by the $32 million charge related to certain legal matters. The three months ended June 30, 2023 included $7 million in professional services associated with the ASX listing, and the six months ended June 30, 2023 included contingent acquisition consideration remeasurement charges of $9 million. Refer to Note 4 for more information.
Other Factors Affecting Net Income (Loss) Attributable to L&W

	Three Months Ended June 30,		Six Months Ended June 30,		Factors Affecting Net Income (Loss) Attributable to L&W
(in millions)	2024	2023	2024	2023	2024 vs. 2023
Other income (expense), net	$8	$(15)	$18	$(16)	The change in other income was primarily due to the prior period impact of changes in foreign currency exchange rates.
Income tax expense(1)	(26)	(15)	(44)	(14)	The increase in income tax expense was primarily due to the increase in worldwide income as well as tax benefits of internal restructuring transactions in the prior year period.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$32	4%	$32	4%	$60	4%	$58	4%
Euro	49	6%	52	7%	97	6%	96	7%
Australian Dollar	48	6%	26	4%	81	5%	43	3%
BUSINESS SEGMENT RESULTS (for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023)
GAMING
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
Current Year Update
The increase in Gaming revenue for the three and six months ended June 30, 2024, as compared to the prior year period, was primarily driven by continued global Gaming machine sales growth of 32% and 31%, respectively, coupled with growth in Systems and Gaming operations, which benefited from a 7% increase in U.S. and Canada installed base and higher average daily revenue per unit. Our growth is driven by the continued strength and success of our content portfolio performance, driving Game sales growth in North American-adjacent and International markets, led by Australia and Asia, as well as persistent success of our COSMICTM and KASCADA® cabinets. Our robust portfolio of hit franchises is expected to drive further growth in the remainder of 2024. While demand remains strong, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty that may impact our operations. We are also monitoring for any potential disruptions in our supply chain, such as those due to armed conflicts or hostilities, and we increase our inventory positions when deemed necessary to mitigate any expected or unexpected delays and fulfill customer orders timely.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except per unit amounts)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenue:
Gaming operations	$175	$167	$8	5%	$340	$327	$13	4%
Gaming machine sales	228	173	55	32%	433	331	102	31%
Gaming systems	82	72	10	14%	142	127	15	12%
Table products	54	59	(5)	(8)%	101	105	(4)	(4)%
Total revenue	$539	$471	$68	14%	$1,016	$890	$126	14%

F/X impact on revenue	$(1)	$(1)	$—	—%	$(1)	$(6)	$5	83%

KPIs:
U.S. and Canada units:
Installed base at period end	32,566	30,550	2,016	7%	32,566	30,550	2,016	7%
Average daily revenue per unit(1)	$50.41	$48.59	$1.82	4%	$49.34	$47.69	$1.65	3%

International units(2):
Installed base at period end	21,997	25,329	(3,332)	(13)%	21,997	25,329	(3,332)	(13)%
Average daily revenue per unit	$15.59	$15.03	$0.56	4%	$14.93	$15.13	$(0.20)	(1)%

Gaming machine sales:
U.S. and Canada new unit shipments	5,809	5,020	789	16%	10,246	9,077	1,169	13%
International new unit shipments	5,501	4,130	1,371	33%	10,760	7,751	3,009	39%
Total new unit shipments	11,310	9,150	2,160	24%	21,006	16,828	4,178	25%
Average sales price per new unit	$18,548	$17,445	$1,103	6%	$19,170	$18,040	$1,130	6%
(1) We refined our U.S. and Canada units average daily revenue per unit calculation to include certain Gaming operations revenue streams that were previously excluded and have revised prior periods to align with the new calculation. The change aligns more closely with how management evaluates the operating performance and was immaterial both quantitatively and qualitatively.
(2) Units exclude those related to game content licensing.
Gaming Operations
Gaming operations revenue growth was driven by strong game performance of hit franchises, including our premium games. Gaming operations for U.S. and Canada had a 2,016-unit increase in installed base for both the three and six months ended June 30, 2024, along with an increase in average daily revenue per unit of $1.82 and $1.65 for the three and six months ended June 30, 2024, respectively. Average daily revenue per unit for International units increased for the three months ended June 30, 2024, and decreased slightly for the six months ended June 30, 2024. International ending installed base units decreased by 3,332 units primarily due to the expected closure of certain LBOs in the U.K., removals in Greece, and the reduction of certain low-yielding units in Latin America.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units globally as operator capital spending remained at healthy levels, casino opening and expansion activity increased internationally and average sales price per new unit increased, mostly from a favorable product mix.

The following table summarizes Gaming machine sales changes:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
U.S. and Canada unit shipments:
Replacement units	5,465	4,598	867	19%	9,761	8,358	1,403	17%
Casino opening and expansion units	344	422	(78)	(18)%	485	719	(234)	(33)%
Total unit shipments	5,809	5,020	789	16%	10,246	9,077	1,169	13%

International unit shipments:
Replacement units	5,386	3,899	1,487	38%	9,097	6,109	2,988	49%
Casino opening and expansion units	115	231	(116)	(50)%	1,663	1,642	21	1%
Total unit shipments	5,501	4,130	1,371	33%	10,760	7,751	3,009	39%
Operating Expenses and AEBITDA
Operating expenses for the three and six months ended June 30, 2024 increased by $11 million and 15 million, respectively, as compared to the corresponding prior year periods, primarily due to $16 million and $29 million, respectively, in higher costs of revenue associated with the increase in revenue as described above and $7 million and $18 million, respectively, in higher SG&A, partially offset by lower D&A of $15 million and $34 million, respectively.
AEBITDA for the three and six months ended June 30, 2024 as compared to the prior year periods increased by $39 million and $66 million, respectively, which is primarily related to increased revenue, and AEBITDA as a percentage of revenue (“AEBITDA margin”) increased to 50% for both the three and six months ended June 30, 2024. These results were primarily driven by revenue growth in the period.
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
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online and mobile games market. Current casual game titles include BINGO SHOWDOWN® and BACKGAMMON LIVE as well as other titles in the hyper-casual space, including games such as CANDY CHALLENGE 3D, BOSS LIFE and DEEP CLEAN INC. 3D. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented approximately 9% of total SciPlay revenue for the first half of 2024. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.

Current Year Update
SciPlay continues to deliver strong results and elevated payer engagement. Revenue growth was 8% and 9% for the three and six months ended June 30, 2024, respectively, which was primarily attributable to the revenue generated by Quick Hit Slots, Jackpot Party Casino, 88 Fortunes and Gold Fish Casino. We believe that there is an opportunity for continued improvement of operating results in the second half of 2024 and beyond, as SciPlay continues to deploy strategic game updates, utilize enhanced analytics, pursue international expansion and benefit from the proprietary direct-to-consumer platform.
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
Results of Operations and KPIs

Three and Six Months Ended June 30, 2024 and 2023

(1) Other represents $24 million and $36 million in revenue generated via our proprietary direct-to-consumer platform for the three and six months ended June 30, 2024, along with advertising and other revenue, which were not material for the periods presented.

	Three Months Ended June 30,		Variance			Six Months Ended June 30,		Variance
(in millions unless otherwise noted)	2024	2023	2024 vs. 2023			2024	2023	2024 vs. 2023
Revenue:
Mobile in-app purchases	$160	$170	$(10)		(6)%	$330	$335	$(5)		(1)%
Web in-app purchases and other(1)	45	20	25		125%	81	41	40		98%
Total revenue	$205	$190	$15		8%	$411	$376	$35		9%

KPIs:
In-App Purchases:
Mobile Penetration(2)	79%	91%	(12)	pp	nm	82%	91%	(9)	pp	nm
Average MAU(3)	5.4	5.8	(0.4)		(7)%	5.6	5.9	(0.3)		(5)%
Average DAU(4)	2.1	2.2	(0.1)		(5)%	2.2	2.3	(0.1)		(4)%
ARPDAU(5)	$1.04	$0.93	$0.11		12%	$1.02	$0.91	$0.11		12%
Average MPUs(6) (in thousands)	574	609	(35)		(6)%	584	617	(33)		(5)%
AMRPPU(7)	$116.91	$102.04	$14.87		15%	$115.42	$99.74	$15.68		16%
Payer Conversion Rate(8)	10.5%	10.5%	—	pp	nm	10.4%	10.4%	—	pp	nm
nm = not meaningful.
pp = percentage points.
(1) Other represents $24 million and $36 million in revenue generated via our proprietary direct-to-consumer platform for the three and six months ended June 30, 2024, respectively, along with advertising and other revenue, which were not material for the periods presented.
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

For the three and six months ended June 30, 2024, revenue increased as average monthly revenue per paying user increased 15% and 16%, respectively, while social casino payer engagement remained elevated.
Mobile penetration decreased by 12 and 9 percentage points for the three and six months ended June 30, 2024, respectively, primarily reflecting growing revenue generated via our proprietary direct-to-consumer platform, with a majority of players continuing to use mobile platforms to play SciPlay’s games.
Average MAU and average MPU for the three and six months ended June 30, 2024 decreased due to the turnover in users. ARPDAU increased as a function of higher player monetization with a slight decrease in average DAU. AMRPPU increased, with payer conversion remaining relatively constant, as SciPlay continues to improve content and features resulting in increased paying player interaction.
Payer conversion rates continue to be at high levels due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in games.
Operating Expenses and AEBITDA
The increase in operating expenses for the three and six months ended June 30, 2024, as compared to prior year periods, was primarily driven by higher marketing spend of $6 million and $13 million, respectively, and higher salaries and benefit costs (including stock-based compensation) of $4 million and $8 million, respectively, related to an increase in headcount, partially offset by lower D&A of $5 million and $4 million, respectively.
AEBITDA for the three and six months ended June 30, 2024 increased as compared to prior year periods by $11 million and $19 million, respectively, and AEBITDA margin increased by 3 percentage points to 34% and 2 percentage points to 32%, respectively, primarily due to revenue growth, as discussed above, including growth from our proprietary direct-to-consumer platform which generates higher margin, partially offset by the increase in operating costs resulting from increases in marketing spend and salaries and benefits.

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
Current Year Update
We continue to expand our customer base and capitalize on growth in the European and North American markets by leveraging our industry leading platforms, content and solutions, as well as investing in our ability to scale our own original U.S. land-based content offering. In the second quarter of 2024, we went live in Rhode Island, increasing our U.S. presence to seven states, and we are well positioned to enter additional states as their legislatures authorize online gaming.
Results of Operations

Three and Six Months Ended June 30, 2024 and 2023
The increases in iGaming revenue for the three and six months ended June 30, 2024 were 6% and 10%, respectively, as compared to the prior year periods. The prior year periods benefited from $2 million in license termination fees. The momentum in the international and U.S. markets remain strong due to our original content and growth in our partner network. Wagers processed through our Open Gaming System for both current year periods increased to $22 billion and $44 billion, respectively.
Operating expenses decreased slightly for the three months ended June 30, 2024, and increased for the six months ended June 30, 2024, as compared to the prior year periods. The decrease of $4 million for the three months ended June 30, 2024 was due to the fair value adjustment of contingent acquisition considerations of $9 million in the three months ended June 30, 2023, partially offset by $5 million in higher costs of revenue and SG&A for the three months ended June 30, 2024. The increase for the six months ended June 30, 2024 is primarily due to $11 million in higher costs of revenue and SG&A, partially offset by lower restructuring and other costs as compared to the prior year period.
AEBITDA remained relatively flat for the three and six months ended June 30, 2024, as compared to the prior year periods, while AEBITDA margin decreased to 32% for both the three and six months ended June 30, 2024 due to continuing investments in growth initiatives and the momentum in U.S. and international markets. For the three and six months ended June 30, 2023, AEBITDA benefited from $2 million in license termination fees.
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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of June 30, 2024, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.
Cash and Available Revolver Capacity

	As of
(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$321	$425
Revolver capacity	750	750
Revolver capacity drawn or committed letters of credit	(10)	(10)
Total	$1,061	$1,165
Total cash held by our foreign subsidiaries was $131 million and $166 million as of June 30, 2024 and December 31, 2023, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
On March 1, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock. During the six months ended June 30, 2024, we repurchased approximately 1.8 million shares of common stock under these programs at an aggregate cost of $176 million (including excise tax), fully exhausting the authorized share repurchase amount under the program. On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of our outstanding common stock. Repurchases under the new share repurchase program may be effected at the discretion of the Transaction Committee of the Board of Directors through one or more open market repurchases, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial or other arrangements, or a combination of the foregoing. The share repurchase program may be suspended or discontinued at any time. We had no repurchases under the new plan during the quarter ended June 30, 2024.
On July 17, 2024, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the amendment, the interest rate for the Term Loan B is either (i) the Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.25% per annum or (ii) a base rate plus 1.25% per annum.

Cash Flow Summary

	Six Months Ended June 30,		Variance
(in millions)	2024	2023	2024 vs. 2023
Net cash provided by operating activities	$312	$219	$93
Net cash used in investing activities(1)	(158)	(118)	(40)
Net cash used in financing activities	(250)	(105)	(145)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1	(4)
Decrease in cash, cash equivalents and restricted cash	$(99)	$(3)	$(96)
(1) The six months ended June 30, 2023 include $3 million in cash used related to discontinued operations.
Cash flows from operating activities

	Six Months Ended June 30,		Variance
(in millions)	2024	2023	2024 vs. 2023
Net income	$164	$32	$132
Adjustments to reconcile net income to cash provided by operating activities	235	320	(85)
Changes in working capital accounts, excluding the effects of acquisitions	(48)	(97)	49
Changes in deferred income taxes and other	(39)	(36)	(3)
Net cash provided by operating activities	$312	$219	$93
Net cash provided by operating activities increased primarily due to a $44 million increase in earnings (drivers described above).
Changes in working capital accounts for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 were positively impacted by the timing of disbursements, partially offset by $13 million in higher payments on contingent acquisition considerations.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to higher capital expenditures in order to support Gaming operations growth. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities increased, as more purchases of our outstanding common stock under our share repurchase programs and increases in net redemptions of common stock under stock-based compensation plans during the current year period were partially offset by lower license payments. During the six months ended June 30, 2024 and 2023, we purchased $175 million and $33 million, respectively, of our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 10-K as well as Notes 10 and 11 and Item 3 below in this Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.

Interest Rate Risk
As of June 30, 2024, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2024.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of our legal proceedings, see Note 15, in this Quarterly Report on Form 10-Q and Note 20 in our 2023 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2023 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 1.6 million shares under the share repurchase programs during the three months ended June 30, 2024.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Average Price Paid per Share(2)	Total Cost of Repurchase (in millions)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(1)(2)
4/1/2024 - 4/30/2024	0.3	$94.86	$24	$126
5/1/2024 - 5/31/2024	0.9	$93.98	88	$38
6/1/2024 - 6/30/2024	0.4	$97.60	38	$1,000
Total	1.6	$95.02	$150	$1,000

(1) On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of our outstanding common stock.

(2) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act, resulting in $1 million recorded as of June 30, 2024. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.
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

10.1
Amendment No. 2, dated as of July 17, 2024, among Light and Wonder International, Inc., as the borrower, Light & Wonder, Inc., as holdings, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended the Credit Agreement, dated as of April 14, 2022 (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed July 17, 2024).

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
Dated:    August 7, 2024