Form 10-Q
period 2024-09-30
Light & Wonder, Inc.
filed 2024-11-12
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
Common stock outstanding as of November 7, 2024 was 88,307,886.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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
Frankenstein is a trademark and copyright of Universal Studios. Licensed by Universal. All Rights Reserved.

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
•litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems (including further developments in the Dragon Train litigation described under “Aristocrat Matters” in Note 15), our employees (including labor disputes), intellectual property, environmental laws and our strategic relationships;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Services	$530	$503	$1,573	$1,476
Products	287	228	818	655
Total revenue	817	731	2,391	2,131
Operating expenses:
Cost of services(1)	112	113	334	331
Cost of products(1)	134	105	366	307
Selling, general and administrative	220	204	657	599
Research and development	66	55	194	168
Depreciation, amortization and impairments	90	90	264	298
Restructuring and other	36	17	76	66
Operating income	159	147	500	362
Other (expense) income:
Interest expense	(73)	(78)	(223)	(231)
Loss on debt financing transactions	(2)	(15)	(2)	(15)
Other (expense) income, net	(3)	40	14	23
Total other expense, net	(78)	(53)	(211)	(223)
Net income before income taxes	81	94	289	139
Income tax expense	(17)	(14)	(61)	(27)
Net income	64	80	228	112
Less: Net income attributable to noncontrolling interest	—	5	—	16
Net income attributable to L&W	$64	$75	$228	$96
Per Share - Basic:
Net income attributable to L&W	$0.72	$0.83	$2.55	$1.05
Per Share - Diluted:
Net income attributable to L&W	$0.71	$0.81	$2.49	$1.03
Weighted average number of shares used in per share calculations:
Basic shares	89	91	90	91
Diluted shares	91	92	92	93

(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$64	$80	$228	$112
Other comprehensive income (loss)
Foreign currency translation gain (loss), net of tax	60	(71)	30	(21)
Derivative financial instruments unrealized (loss) gain, net of tax	(14)	5	(8)	8
Total other comprehensive income (loss)	46	(66)	22	(13)
Total comprehensive income	110	14	250	99
Less: comprehensive income attributable to noncontrolling interest	—	5	—	16
Comprehensive income attributable to L&W	$110	$9	$250	$83
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$347	$425
Restricted cash	54	90
Receivables, net of allowance for credit losses of $34 and $38, respectively	580	506
Inventories	183	177
Prepaid expenses, deposits and other current assets	115	113
Total current assets	1,279	1,311
Non-current assets:
Restricted cash	6	6
Receivables, net of allowance for credit losses of $7 and $3, respectively	93	37
Property and equipment, net	281	236
Operating lease right-of-use assets	47	52
Goodwill	2,954	2,945
Intangible assets, net	494	605
Software, net	168	158
Deferred income taxes	215	142
Other assets	59	60
Total assets	$5,596	$5,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23	$22
Accounts payable	200	241
Accrued liabilities	429	404
Income taxes payable	28	29
Total current liabilities	680	696
Deferred income taxes	20	20
Operating lease liabilities	33	39
Other long-term liabilities	155	180
Long-term debt, excluding current portion	3,850	3,852
Total liabilities	4,738	4,787
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 118 and 116 shares issued, respectively, and 89 and 90 shares outstanding, respectively	1	1
Additional paid-in capital	1,182	1,118
Retained earnings	908	680
Treasury stock, at cost, 29 and 26 shares, respectively	(972)	(751)
Accumulated other comprehensive loss	(261)	(283)
Total stockholders’ equity	858	765
Total liabilities and stockholders’ equity	$5,596	$5,552
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$228	$112
Adjustments to reconcile net income to net cash provided by operating activities	311	392
Changes in working capital accounts, excluding the effects of acquisition	(109)	(81)
Net cash provided by operating activities	430	423
Cash flows from investing activities:
Capital expenditures	(224)	(182)
Other(1)	(5)	(8)
Net cash used in investing activities	(229)	(190)
Cash flows from financing activities:
Proceeds from issuance of senior notes and term loans	—	550
Repayments of notes and term loans (including redemption premium)	—	(562)
Payments on long-term debt	(5)	(17)
Payments of debt issuance and deferred financing costs	(4)	(8)
Payments on license obligations	(20)	(26)
Payments of contingent acquisition considerations	(16)	(9)
Purchase of L&W common stock	(219)	(145)
Purchase of SciPlay’s Class A common stock	—	(23)
Net redemptions of common stock under stock-based compensation plans and other	(51)	(11)
Net cash used in financing activities	(315)	(251)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Decrease in cash, cash equivalents and restricted cash	(114)	(20)
Cash, cash equivalents and restricted cash, beginning of period	521	967
Cash, cash equivalents and restricted cash, end of period	$407	$947
Supplemental cash flow information:
Cash paid for interest	$208	$221
Income taxes paid	118	119
Cash paid for contingent acquisition considerations included in operating activities	22	9
Supplemental non-cash transactions:
Non-cash interest expense	$7	$8

(1) The nine months ended September 30, 2023 include $3 million in cash used in discontinued operations.
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of L&W, its wholly owned subsidiaries and those subsidiaries in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of L&W and its management, we have made all adjustments necessary to present fairly our condensed consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2023 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2023 10-K.
Other (Expense) Income, net
Other (expense) income, net includes gains and losses from foreign currency transactions, interest income, earnings or losses from equity investments and other items. Other (expense) income, net for the three and nine months ended September 30, 2024, primarily consisted of foreign currency transaction losses of $11 million and $10 million, respectively, as well as interest income of $5 million and $15 million, respectively. For the three and nine months ended September 30, 2023, other (expense) income, net primarily consisted of a gain of $30 million and a loss of $9 million, respectively, related to foreign currency transactions as well as $10 million and $28 million, respectively, in interest income.
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
For both the three and nine months ended September 30, 2024, we included 2 million of common stock equivalents in the calculation of diluted net income attributable to L&W per share. For the three and nine months ended September 30, 2023, we included 1 million and 2 million, respectively, of common stock equivalents in the calculation of diluted net income attributable to L&W per share.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within the Notes of our 2023 10-K that are expected to have a material impact on our consolidated financial statements.

(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gaming
Gaming operations	$175	$166	$515	$493
Gaming machine sales	238	172	670	503
Gaming systems	71	71	213	197
Table products	53	56	154	161
Total	$537	$465	$1,552	$1,354
SciPlay
Mobile in-app purchases	$162	$173	$492	$509
Web in-app purchases and other(1)	44	23	125	64
Total	$206	$196	$617	$573
iGaming	$74	$70	$222	$204

(1) Other represents $25 million and $61 million in revenue generated via our proprietary direct-to-consumer platform for the three and nine months ended September 30, 2024, respectively, along with advertising and other revenue, which were not material for the periods presented.

The amount of rental income revenue included in services revenue within the consolidated statement of operations that is outside the scope of ASC 606 was $138 million and $401 million for the three and nine months ended September 30, 2024, respectively, and $127 million and $367 million for the three and nine months ended September 30, 2023, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30, 2024
Contract liability balance, beginning of period(1)	$27
Liabilities recognized during the period	17
Amounts recognized in revenue from beginning balance	(18)
Contract liability balance, end of period(1)	$26
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

	Receivables	Contract Assets(1)
Beginning of period balance	$543	$24
End of period balance, September 30, 2024	673	35
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of September 30, 2024, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than that for which we have the right to invoice for goods or services delivered or performed.
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

	Three Months Ended September 30, 2024
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$537	$206	$74	$—	$817
AEBITDA(2)	267	66	24	(38)	$319
Reconciling items to net income before income taxes:
D&A	(65)	(7)	(13)	(5)	(90)
Restructuring and other	—	(1)	—	(35)	(36)
Interest expense				(73)	(73)
Loss on debt financing transactions				(2)	(2)
Other expense, net				(8)	(8)
Stock-based compensation				(29)	(29)
Net income before income taxes					$81

(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income before income taxes.
(2) AEBITDA is reconciled to net income before income taxes with the following adjustments, as applicable: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs and other unusual items; (3) interest expense; (4) gain (loss) on debt financing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other income (expense), net, including foreign currency gains or losses and earnings from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Three Months Ended September 30, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$465	$196	$70	$—	$731
AEBITDA(2)	235	61	25	(35)	$286
Reconciling items to net income before income taxes:
D&A	(64)	(6)	(12)	(8)	(90)
Restructuring and other	(1)	(2)	(4)	(10)	(17)
Interest expense				(78)	(78)
Loss on debt financing transactions				(15)	(15)
Other income, net				39	39
Stock-based compensation				(31)	(31)
Net income before income taxes					$94

(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Nine Months Ended September 30, 2024
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,552	$617	$222	$—	$2,391
AEBITDA(2)	771	198	73	(113)	$929
Reconciling items to net income before income taxes:
D&A	(188)	(19)	(40)	(17)	(264)
Restructuring and other	(1)	(1)	(2)	(72)	(76)
Interest expense				(223)	(223)
Loss on debt financing transactions				(2)	(2)
Other income, net				7	7
Stock-based compensation				(82)	(82)
Net income before income taxes					$289

(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Nine Months Ended September 30, 2023
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,354	$573	$204	$—	$2,131
AEBITDA(2)	673	174	72	(104)	$815
Reconciling items to net income before income taxes:
D&A	(221)	(23)	(36)	(18)	(298)
Restructuring and other	(10)	(5)	(14)	(37)	(66)
Interest expense				(231)	(231)
Loss on debt financing transactions				(15)	(15)
Other income, net				19	19
Stock-based compensation				(85)	(85)
Net income before income taxes					$139

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee severance and related	$1	$2	$2	$15
Legal and related	34	—	66	—
Strategic review and related(1)	—	9	1	27
Contingent acquisition consideration(2)	—	1	—	10
Restructuring, integration and other	1	5	7	14
Total	$36	$17	$76	$66
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
The following table summarizes the components of current and long-term receivables, net:

	As of
	September 30, 2024	December 31, 2023
Current:
Receivables	$614	$544
Allowance for credit losses	(34)	(38)
Current receivables, net	580	506
Long-term:
Receivables	100	40
Allowance for credit losses	(7)	(3)
Long-term receivables, net	93	37
Total receivables, net	$673	$543
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of
	September 30, 2024	Balances over 90 days past due	December 31, 2023	Balances over 90 days past due
Receivables:
U.S. and Canada	$363	$5	$344	$13
International	351	39	240	50
Total receivables	714	44	584	63
Receivables allowance:
U.S. and Canada	(16)	(2)	(17)	(3)
International	(25)	(12)	(24)	(12)
Total receivables allowance	(41)	(14)	(41)	(15)
Receivables, net	$673	$30	$543	$48
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three and nine months ended September 30, 2024 and 2023 is as follows:

	2024			2023
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(41)	$(17)	$(24)	$(40)
Provision	(1)	—	(1)	(1)
Charge-offs and recoveries	2	1	1	1
Allowance for credit losses as of March 31	$(40)	$(16)	$(24)	$(40)
Provision	(6)	(3)	(3)	(4)
Charge-offs and recoveries	2	—	2	2
Allowance for credit losses as of June 30	$(44)	$(19)	$(25)	$(42)
Provision	2	2	—	—
Charge-offs and recoveries	1	1	—	1
Allowance for credit losses as of September 30	$(41)	$(16)	$(25)	$(41)

As of September 30, 2024, 4% of our total receivables, net, were past due by over 90 days, compared to 9% as of December 31, 2023.
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

	As of September 30, 2024
	Total	Current	Balances over 90 days past due
Receivables	$61	$48	$13
Allowance for credit losses	(19)	(12)	(7)
Receivables, net	$42	$36	$6
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2024 and December 31, 2023, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories
Inventories consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Parts and work-in-process	$134	$113
Finished goods	49	64
Total inventories	$183	$177
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Land	$6	$6
Buildings and leasehold improvements	64	59
Gaming machinery and equipment	790	718
Furniture and fixtures	30	26
Construction in progress	8	7
Other property and equipment	104	94
Less: accumulated depreciation	(721)	(674)
Total property and equipment, net	$281	$236

Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$32	$30	$96	$87
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$904	$(614)	$290	$904	$(567)	$337
Intellectual property	949	(812)	137	947	(771)	176
Licenses	291	(236)	55	290	(217)	73
Brand names	130	(126)	4	129	(120)	9
Trade names	163	(159)	4	163	(157)	6
Patents and other	11	(7)	4	11	(7)	4
Total intangible assets	$2,448	$(1,954)	$494	$2,444	$(1,839)	$605
The following reflects intangible amortization expense included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense(1)	$38	$41	$113	$160
(1) The nine months ended September 30, 2023 include intangible assets non-cash impairment charge of $4 million related to restructuring of a certain SciPlay foreign studio.
Goodwill
The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2023 to September 30, 2024.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2023	$2,388	$210	$347	$2,945
Foreign currency adjustments	9	(2)	2	9
Balance as of September 30, 2024	$2,397	$208	$349	$2,954

(1) Accumulated goodwill impairment charges for the Gaming segment as of September 30, 2024 were $989 million.
(9) Software, net
Software, net consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Software	$1,131	$1,083
Accumulated amortization	(963)	(925)
Software, net	$168	$158

The following reflects amortization of software included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$20	$19	$55	$51
(10) Long-Term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	September 30, 2024					December 31, 2023
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2027	variable	$—	$—	$—	$—
LNWI Term Loan B	2029	variable	2,162	(24)	2,138	2,141
LNWI Senior Notes:
2028 Unsecured Notes	2028	7.000%	700	(6)	694	694
2029 Unsecured Notes	2029	7.250%	500	(4)	496	495
2031 Unsecured Notes	2031	7.500%	550	(7)	543	543
Other	—	—	2	—	2	1
Total long-term debt outstanding			$3,914	$(41)	$3,873	$3,874
Less: current portion of long-term debt					(23)	(22)
Long-term debt, excluding current portion					$3,850	$3,852
Fair value of debt(1)			$3,962

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
LNWI Term Loan B Repricing
On January 16, 2024 and July 17, 2024, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the July 2024 amendment, the interest rate for the Term Loan B is either (i) the Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.25% per annum or (ii) a base rate plus 1.25% per annum.
We were in compliance with the financial covenants under all debt agreements as of September 30, 2024 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2023 10-K).
Loss on Debt Financing Transactions
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Repayment of principal balance at premium	$—	$12	$—	$12
Unamortized debt discount and deferred financing costs, net	2	3	2	3
Total loss on debt financing transactions	$2	$15	$2	$15
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
Derivative Financial Instruments
As of September 30, 2024, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of September 30, 2024. These hedges mature in April 2027.
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
The following table shows the gain and interest income on our interest rate swap contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$(14)	$5	$(8)	$8
Interest income related to interest rate swap contracts recorded in interest expense	5	4	14	11
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest expense which reflects the effects of cash flow hedges	$(73)	$(78)	$(223)	$(231)
Hedged item	(5)	(5)	(15)	(15)
Derivative designated as hedging instrument	10	9	29	26
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	September 30, 2024	December 31, 2023
Interest rate swaps	Other assets	$10	$20
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2023 to September 30, 2024.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2023	$59	$39	$20
Payments	(39)
Fair value adjustments	—
Other adjustments(1)	(5)
Balance as of September 30, 2024	$15	$8	$7

(1) Represents extinguishment of $5 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets for the second year were not met. The gain was recorded in other income (expense), net in our consolidated statements of income.

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity as of September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2024	$1	$1,118	$680	$(751)	$(283)	$765
Settlement of liability awards	—	65	—	—	—	65
Vesting of RSUs, net of tax withholdings and other	—	(43)	—	—	—	(43)
Purchase of treasury stock(1)	—	—	—	(25)	—	(25)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(23)	(23)
March 31, 2024	$1	$1,154	$762	$(776)	$(306)	$835
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	1
Purchase of treasury stock(1)	—	—	—	(151)	—	(151)
Stock-based compensation	—	20	—	—	—	20
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(1)	(1)
June 30, 2024	$1	$1,175	$844	$(927)	$(307)	$786
Vesting of RSUs, net of tax withholdings and other	—	(10)	—	—	—	(10)
Purchase of treasury stock(1)	—	—	—	(45)	—	(45)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	64	—	—	64
Other comprehensive income	—	—	—	—	46	46
September 30, 2024	$1	$1,182	$908	$(972)	$(261)	$858

(1) Includes excise taxes of $1 million for the nine months ended September 30, 2024.

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2023	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(14)	—	—	—	—	(14)
Purchase of treasury stock	—	—	—	(28)	—	—	(28)
Purchase of SciPlay’s Class A common stock	—	(8)	—	—	—	—	(8)
Stock-based compensation	—	15	—	—	—	—	15
Net income	—	—	22	—	—	5	27
Other comprehensive income	—	—	—	—	6	—	6
March 31, 2023	$1	$1,388	$539	$(608)	$(312)	$176	$1,184
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	(5)	—	—	(5)
Purchase of SciPlay’s Class A common stock	—	(15)	—	—	—	—	(15)
Stock-based compensation	—	13	—	—	—	—	13
Net (loss) income	—	—	(1)	—	—	6	5
Other comprehensive income	—	—	—	—	47	—	47
June 30, 2023	$1	$1,387	$538	$(613)	$(265)	$182	$1,230
Vesting of RSUs, net of tax withholdings and other	—	3	—	—	—	—	3
Purchase of treasury stock(1)	—	—	—	(113)	—	—	(113)
Stock-based compensation	—	12	—	—	—	—	12
Net income	—	—	75	—	—	5	80
Other comprehensive loss	—	—	—	—	(66)	—	(66)
September 30, 2023	$1	$1,402	$613	$(726)	$(331)	$187	$1,146

(1) Includes excise taxes of $1 million for the three and nine months ended September 30, 2023.
Stock-based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Related to L&W RSUs	$29	$19	$82	$59
Related to SciPlay RSUs	—	12	—	26
Total(1)	$29	$31	$82	$85

(1) Includes $12 million and $31 million of stock-based compensation classified as liability awards for the three and nine months ended September 30, 2024, respectively, and $19 million and $45 million for the three and nine months ended September 30, 2023, respectively.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the nine months ended September 30, 2024 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	2.3	$55.53
Granted	1.4	$99.59
Vested	(1.6)	$69.47
Cancelled	(0.1)	$59.55
Unvested RSUs as of September 30, 2024	2.0	$74.58
The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2024 and 2023 was $99.59 and $57.54, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of September 30, 2024, we had $107 million of unrecognized stock-based compensation expense relating to unvested RSUs amortized over a weighted-average period of approximately 1.2 years. The fair value at vesting date of RSUs vested during the nine months ended September 30, 2024 and 2023 was $163 million and $58 million, respectively.
Share Repurchase Programs
On March 1, 2022, our Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to an aggregate amount of $750 million of shares of our outstanding common stock. We fully exhausted the authorized share repurchase amount under the program in the second quarter of 2024. On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of our outstanding common stock. During the nine months ended September 30, 2024, we repurchased approximately 2.3 million shares of common stock under the repurchase programs at an aggregate cost of $221 million (including excise tax), of which 0.4 million shares with an aggregate cost of $45 million (including excise tax) were under the new June 2024 share repurchase program.
(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of September 30, 2024.
Our income tax expense (including discrete items) was $17 million and $61 million for the three and nine months ended September 30, 2024, respectively, and $14 million and $27 million for the three and nine months ended September 30, 2023, respectively. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
During the second quarter of 2024, the Company was notified by the Internal Revenue Service that the Company’s U.S. federal income tax returns for tax years 2021 and 2022 are subject to examination.
(14) Leases
Our total operating lease expense for the three and nine months ended September 30, 2024 was $6 million and $18 million, respectively, and $6 million and $17 million for the three and nine months ended September 30, 2023, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$47	$52
Accrued liabilities	18	19
Operating lease liabilities	33	39
Total operating lease liabilities	$51	$58
Weighted average remaining lease term, years	3	4
Weighted average discount rate	6%	6%

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17	$15
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$9	$3
Lease liability maturities:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Less Imputed Interest	Total
Operating leases	$5	$20	$15	$9	$6	$1	$(5)	$51
As of September 30, 2024, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $77 million and $12 million for all of our legal matters that were contingencies as of September 30, 2024 and December 31, 2023, respectively.
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
In June 1999, Ecosalud filed a collection proceeding against LNWI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied LNWI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). LNWI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, LNWI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, LNWI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022. On May 24, 2022, the case was transferred from the Council of State to the Tribunal for further proceedings. On August 18, 2022, LNWI filed a constitutional challenge to the Council of State’s December 10, 2020 decision with that court, which was denied on October 7, 2022. On December 7, 2022, LNWI filed an appeal with the Council of State from the denial of the constitutional challenge, which was denied on May 24, 2023. On June 28, 2023, the Colombian Constitutional Court received the record of the constitutional appeal for further consideration, and on September 26, 2023, that court selected LNWI’s constitutional appeal for further consideration. On April 25, 2024, LNWI was notified that, by means of a decision dated April 5, 2024, a three-judge panel of the Colombian Constitutional Court denied LNWI’s constitutional appeal. On April 30, 2024, LNWI filed a motion to have that panel ruling declared null and void by the full Chamber of the Colombian Constitutional Court. On November 7, 2024, LNWI was notified that, by means of a decision dated August 8, 2024, the full Chamber of the Colombian Constitutional Court denied LNWI’s motion filed on April 30, 2024.
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
Boorn Matter
On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against L&W, SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff sought to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of virtual coins, in a 24-hour period, playing SciPlay’s online social casino games. The complaint asserted claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and sought unspecified money damages, the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit. On November 17, 2022, claimant Hannelore Boorn filed an arbitration demand against respondents L&W, SciPlay Corporation, and Appchi Media Ltd. before the American Arbitration Association, pursuant to which she sought declaratory judgments that (1) SciPlay’s online social casino games constitute gambling under Kentucky law, and (2) SciPlay’s terms of service are void under Kentucky law. On January 12, 2023, respondents filed their answering statement to plaintiff’s arbitration demand. On February 2, 2024, claimant filed a dispositive motion seeking a ruling that SciPlay’s terms of service are void under Kentucky law and that claimant’s claims are not arbitrable. On February 2, 2024, respondents filed a motion for summary disposition seeking dismissal of claimant’s claims. On May 30, 2024, the Arbitrators granted respondents’ dispositive motion, denied claimant’s dispositive motion, entered a Final Award in respondents’ favor, and dismissed claimant’s claims with prejudice. On August 9, 2024, respondents filed a motion in the District Court of Clark County, Nevada to confirm the Arbitrators’ Final Award and to have a final judgment entered in respondents’ favor, which the court granted on September 9, 2024.
Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter.
Sornberger Matter
On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. On August 24, 2023, plaintiff voluntarily dismissed her complaint without prejudice, and re-filed it in the Circuit Court of Franklin County, Alabama. On September 27, 2023, defendants removed the re-filed action to the United States District Court for the Northern District of Alabama. On October 26, 2023, plaintiff filed a motion to remand the action to the Circuit Court of Franklin County, Alabama, which is pending. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 8, 2024, the Court granted the Plaintiff’s unopposed motion to stay the case and stayed the case until October 29, 2024.

Roberts Matter
On July 25, 2023, claimant Donovan Roberts filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Kentucky’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the claimant. On October 6, 2023, respondent filed its answering statement to claimant’s arbitration demand. On May 30, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand. On August 12, 2024, the Arbitrators granted respondent’s motion to dismiss in part, and dismissed the claimant’s claims seeking to recover losses of other Kentucky residents. The Arbitrators allowed claimant’s claim for his own personal alleged losses to proceed. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. In response to respondent’s unopposed request to stay the matter, on October 3, 2024, the Arbitrators marked the case file inactive.
Ebersole Matter
On July 25, 2023, claimant Christopher Ebersole filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter.
Murnaghan Matter
On July 25, 2023, claimant Hope Murnaghan filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Massachusetts’ anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Massachusetts players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter.
Ewing Matter
On November 31, 2023, plaintiff Lauren Ewing filed a lawsuit against SciPlay Corporation and SciPlay Games LLC in the Circuit Court for the 14th Judicial District of Tennessee. The complaint asserts claims for alleged violations of Tennessee’s anti-gambling statutes and seeks unspecified money damages, including recover of monies allegedly lost by Tennessee players of SciPlay’s online social casino games. On December 15, 2023, defendants removed the action to the United States District Court for the Eastern District of Tennessee. On January 12, 2024, plaintiff filed a motion to remand the action to the Circuit Court for the 14th Judicial District of Tennessee, which is pending. On January 22, 2024, defendants filed a motion to dismiss plaintiff’s complaint and a motion to compel arbitration of plaintiff’s claims. On September 26, 2024, the United States District Court for the Eastern District of Tennessee granted plaintiff’s motion to remand the case to State court. In light of the remand order, the District Court did not rule on defendants’ motions to dismiss and to compel arbitration. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, defendants filed a petition for permission to appeal the District Court’s remand order with the United States Court of Appeals for the Sixth Circuit, which is pending. On October 23, 2024, the District Court granted defendants’ motion to stay its remand order until the Sixth Circuit fully disposes of the petition for permission to appeal.
Fuqua Matter
On August 22, 2024, plaintiff Dianne Fuqua filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the United States District Court for the Western District of Kentucky. The complaint asserts claims for alleged violations of Kentucky anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and unspecified other relief. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, the Court granted Plaintiff’s unopposed motion to stay and stayed all deadlines for 30 days. On November 7, 2024, the Court extended the stay of all deadlines for another 30 days.

Aristocrat Matter (United States)
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ DRAGON TRAINTM and JEWEL OF THE DRAGON® games. Plaintiffs’ operative complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted in part and denied in part on June 24, 2024. On May 22, 2024, the plaintiffs filed a motion for a preliminary injunction, which the district court granted on September 23, 2024. On July 15, 2024, the plaintiffs filed a First Amended Complaint. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We intend to defend against the claims in the lawsuit.
Aristocrat Matter (Australia)
On October 4, 2024, Aristocrat Technologies Australia Pty Limited brought a civil action in the Federal Court of Australia against L&W and LNW Gaming ANZ Pty Ltd., among other defendants. Plaintiff asserts claims for breach of confidence, breach of contract (against other defendants) and inducing breach of contract, and copyright infringement relating to defendants’ Dragon Train games. Plaintiff’s complaint seeks preliminary and permanent injunctive relief, unspecified damages, and the award of costs. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We intend to defend against the claims in the lawsuit.

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
We maintained strong momentum in the third quarter of 2024, delivering another quarter of double-digit consolidated revenue growth year-over-year, and refinanced our LNWI Term Loan B, lowering our interest rate by 50 basis points and reducing our annualized interest costs by approximately $11 million, all while continuing our advancement toward our long-term financial targets. We also repurchased approximately 2.3 million shares of common stock at an aggregate cost of $221 million (including excise tax) during the nine months ended September 30, 2024.
On September 23, 2024, we received an order from the U.S. District Court for the District of Nevada granting Aristocrat a preliminary injunction on future sales and distribution of our Dragon Train -themed games. We are executing a number of key initiatives to mitigate the immediate impact and any continuing business disruption from this order, including but not limited to, leveraging our diversified portfolio of successful game franchises, as well as the development of new iterations of the Dragon Train franchise consistent with the terms of the Court’s ruling. Our estimated impact of the preliminary injunction on our consolidated revenue for 2025 and beyond is not expected to be material.
CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Total revenue	$817	$731	$86	12%	$2,391	$2,131	$260	12%
Total operating expenses	658	584	74	13%	1,891	1,769	122	7%
Operating income	159	147	12	8%	500	362	138	38%
Net income before income taxes	81	94	(13)	(14)%	289	139	150	108%
Net income	64	80	(16)	(20)%	228	112	116	104%
Net income attributable to L&W	64	75	(11)	(15)%	228	96	132	138%

Revenue

Consolidated Revenue by Business Segment
(in millions)
Three Months Ended September 30, 2024 and 2023	Nine Months Ended September 30, 2024 and 2023
Gaming revenue growth of 15% for both the three- and nine-month periods ended September 30, 2024 was primarily driven by global Gaming machine sales growth of 38% and 33% for the three and nine months ended September 30, 2024, respectively, coupled with continued strength in Gaming operations as well as the success of our diversified portfolio of successful game franchises.
SciPlay revenue increased 5% and 8% for the three and nine months ended September 30, 2024, respectively, primarily due to increased average revenue per daily active user and average monthly revenue per paying user. Average revenue per daily active user grew 8% and 11% for the three and nine months ended September 30, 2024, respectively, while average monthly revenue per paying user increased 6% and 12% for the three and nine months ended September 30, 2024, respectively.
The increase in iGaming revenue of 6% and 9% for the three and nine months ended September 30, 2024, respectively, was driven primarily by continued momentum in the North American and European markets as well as strong content launches.
Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Operating expenses:
Cost of services	$112	$113	$(1)	(1)%	$334	$331	$3	1%
Cost of products	134	105	29	28%	366	307	59	19%
SG&A	220	204	16	8%	657	599	58	10%
R&D	66	55	11	20%	194	168	26	15%
D&A	90	90	—	—%	264	298	(34)	(11)%
Restructuring and other	36	17	19	112%	76	66	10	15%
Total operating expenses	$658	$584	$74	13%	$1,891	$1,769	$122	7%
Cost of Revenue
Total cost of revenue for the three and nine months ended September 30, 2024 increased as a direct result of higher revenue as described above, driven by $29 million and $59 million, respectively, in higher cost of products revenue primarily associated with higher gaming machine sales. Total cost of services for the three months ended September 30, 2024 was relatively flat compared to the prior year period, while the total cost of services for the nine months ended September 30, 2024 increased $3 million due to higher cost of services correlated with SciPlay and iGaming segments revenue growth.
SG&A
SG&A increased for the three and nine months ended September 30, 2024 as compared to the prior year periods. The increase was driven by higher salaries and benefits, excluding stock-based compensation, of $13 million and $32 million, respectively, and higher marketing expenses primarily associated with the SciPlay segment of $7 million and $22 million, respectively.
R&D
R&D increased for both periods, primarily due to higher salaries and benefits in our Gaming and SciPlay segments.
D&A
D&A for the nine months ended September 30, 2024 decreased primarily due to fully amortized intangible assets related to certain of our legacy trade names associated with our Gaming segment. Additionally, the nine months ended September 30, 2023 included an impairment charge of $5 million related to SciPlay restructuring of a certain foreign studio.
Restructuring and Other
The increases in restructuring and other for the three and nine months ended September 30, 2024 were primarily due to $34 million and $66 million, respectively, associated with charges related to certain legal matters, which were partially offset by lower professional services and other costs related to strategic review and related transactions. The three and nine months ended September 30, 2023 included $3 million in costs associated with the SciPlay Merger, and the nine months ended September 30, 2023 included $7 million in professional services associated with the ASX listing.
Other Factors Affecting Net Income Attributable to L&W

	Three Months Ended September 30,		Nine Months Ended September 30,		Factors Affecting Net Income Attributable to L&W
(in millions)	2024	2023	2024	2023	2024 vs. 2023
Loss on debt financing transactions	$(2)	$(15)	$(2)	$(15)	Loss on debt financing transactions included charges of $12 million in 2023 associated with premiums paid to redeem certain senior notes as described in the Notes in our 2023 10-K.
Other (expense) income, net	(3)	40	14	23	The change in other income was primarily due to the impact of changes in foreign currency exchange rates.
Income tax expense(1)	(17)	(14)	(61)	(27)	The increase in income tax expense was primarily due to the increase in worldwide income as well as tax benefits of internal restructuring transactions in the prior year period.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$67	8%	$29	4%	$126	5%	$87	4%
Euro	51	6%	47	6%	148	6%	143	7%
Australian Dollar	37	5%	23	3%	118	5%	66	3%
BUSINESS SEGMENT RESULTS (for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023)
GAMING
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
Current Year Update
The increase in Gaming revenue for the three and nine months ended September 30, 2024, as compared to the prior year period, was primarily driven by continued global Gaming machine sales growth of 38% and 33%, respectively, coupled with Gaming Operations growth of 5% and 4%, respectively, driven by growth in U.S. and Canada installed base and higher average daily revenue per unit. The increase in Gaming revenue for the nine months ended September 30, 2024 also benefited from Systems growth, which increased 8%. Our growth is driven by the continued strength and success of our diversified portfolio of successful game franchises, including HUFF N’ PUFF®, ULTIMATE FIRE LINK®, INVADERS! ATTACK FROM THE PLANET MOOLAH®, FRANKENSTEINTM, our hit Asian-themed games 88 FORTUNES® and DANCING DRUMS®, stepper favorites QUICK HIT® and BLAZING 777®, and the success of our COSMIC® and KASCADA® cabinets. While demand remains strong, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty that may impact our operations. We are also monitoring for any potential disruptions in our supply chain, such as those due to armed conflicts or hostilities, and we increase our inventory positions when deemed necessary to mitigate any expected or unexpected delays and fulfill customer orders timely. On September 23, 2024, we received an order from the U.S. District Court for the District of Nevada granting Aristocrat a preliminary injunction on future sales and distribution of our Dragon Train-themed games. We are executing a number of key initiatives to mitigate the immediate impact and any continuing business disruption from this order, as described in the “Business Overview” section above.
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions, except per unit amounts)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenue:
Gaming operations	$175	$166	$9	5%	$515	$493	$22	4%
Gaming machine sales	238	172	66	38%	670	503	167	33%
Gaming systems	71	71	—	—%	213	197	16	8%
Table products	53	56	(3)	(5)%	154	161	(7)	(4)%
Total revenue	$537	$465	$72	15%	$1,552	$1,354	$198	15%

F/X impact on revenue	$3	$2	$1	50%	$2	$(4)	$6	150%

KPIs:
U.S. and Canada units:
Installed base at period end	33,151	31,035	2,116	7%	33,151	31,035	2,116	7%
Average daily revenue per unit(1)	$49.05	$48.64	$0.41	1%	$49.29	$47.89	$1.40	3%

International units(2):
Installed base at period end	21,426	22,442	(1,016)	(5)%	21,426	22,442	(1,016)	(5)%
Average daily revenue per unit	$15.11	$14.01	$1.10	8%	$15.08	$14.87	$0.21	1%

Gaming machine sales:
U.S. and Canada new unit shipments	6,094	4,640	1,454	31%	16,340	13,717	2,623	19%
International new unit shipments	6,969	4,045	2,924	72%	17,729	11,796	5,933	50%
Total new unit shipments	13,063	8,685	4,378	50%	34,069	25,513	8,556	34%
Average sales price per new unit	$17,094	$18,104	$(1,010)	(6)%	$18,374	$18,062	$312	2%
(1) We refined our U.S. and Canada units’ average daily revenue per unit calculation to include certain Gaming operations revenue streams that were previously excluded and have revised prior periods to align with the new calculation. The change aligns more closely with how management evaluates the operating performance and was immaterial both quantitatively and qualitatively.
(2) Units exclude those related to game content licensing.
Gaming Operations
Gaming operations revenue growth was driven by strong game performance of hit franchises, including our premium games. Gaming operations for U.S. and Canada had a 2,116-unit increase in installed base for both the three and nine months ended September 30, 2024, along with an increase in average daily revenue per unit of $0.41 and $1.40 for the three and nine months ended September 30, 2024, respectively. Average daily revenue per unit for International units increased by $1.10 and $0.21 for the three and nine months ended September 30, 2024, respectively. International ending installed base units decreased by 1,016 units primarily due to the expected closure of certain LBOs in the U.K., removals in Greece, and the reduction of certain low-yielding units in Latin America.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units globally as operator capital spending remained at healthy levels and casino opening and expansion activity increased internationally.

The following table summarizes Gaming machine sales changes:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
U.S. and Canada unit shipments:
Replacement units	5,476	4,542	934	21%	15,237	12,900	2,337	18%
Casino opening and expansion units	618	98	520	531%	1,103	817	286	35%
Total unit shipments	6,094	4,640	1,454	31%	16,340	13,717	2,623	19%

International unit shipments:
Replacement units	6,827	3,262	3,565	109%	15,924	9,371	6,553	70%
Casino opening and expansion units	142	783	(641)	(82)%	1,805	2,425	(620)	(26)%
Total unit shipments	6,969	4,045	2,924	72%	17,729	11,796	5,933	50%
Operating Expenses and AEBITDA
Operating expenses for the three and nine months ended September 30, 2024 increased by $44 million and $58 million, respectively, as compared to the corresponding prior year periods, primarily due to $28 million and $55 million, respectively, in higher costs of revenue associated with the increase in revenue as described above, $6 million and $25 million, respectively, in higher SG&A, and $9 million and $18 million respectively, in higher R&D. Increases in operating expenses for the nine months ended September 30, 2024 were offset by decreases in D&A of $32 million.
AEBITDA for the three and nine months ended September 30, 2024, as compared to the prior year periods, increased by $32 million and $98 million, respectively, which is primarily related to increased revenue. AEBITDA as a percentage of revenue (“AEBITDA margin”) decreased by 1 percentage point to 50% for the three months ended September 30, 2024, and remained at 50% for the nine months ended September 30, 2024.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay also operates in the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to enhance gameplay. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue through advertising arrangements in SciPlay’s hyper-casual games, which was not material for the periods presented. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online and mobile games market. Current casual game titles include BINGO SHOWDOWN® and BACKGAMMON LIVE as well as other titles in the hyper-casual space, including games such as CANDY CHALLENGE 3D, BOSS LIFE and DEEP CLEAN INC. 3D. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented approximately 10% of total SciPlay revenue for the first nine months of 2024. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.

Current Year Update
SciPlay continues to deliver strong results and elevated payer engagement. Revenue growth was 5% and 8% for the three and nine months ended September 30, 2024, respectively, which was primarily attributable to the revenue generated by Quick Hit Slots, Jackpot Party Casino, 88 Fortunes and Gold Fish Casino. SciPlay continues to deploy strategic game updates, utilize enhanced analytics, pursue international expansion and benefit from the proprietary direct-to-consumer platform.
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
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2024 and 2023

(1) Other represents $25 million and $61 million in revenue generated via our proprietary direct-to-consumer platform for the three and nine months ended September 30, 2024, along with advertising and other revenue, which were not material for the periods presented.

	Three Months Ended September 30,		Variance			Nine Months Ended September 30,		Variance
(in millions unless otherwise noted)	2024	2023	2024 vs. 2023			2024	2023	2024 vs. 2023
Revenue:
Mobile in-app purchases	$162	$173	$(11)		(6)%	$492	$509	$(17)		(3)%
Web in-app purchases and other(1)	44	23	21		91%	125	64	61		95%
Total revenue	$206	$196	$10		5%	$617	$573	$44		8%

KPIs:
In-App Purchases:
Mobile Penetration(2)	79%	90%	(11)	pp	nm	81%	91%	(10)	pp	nm
Average MAU(3)	5.6	5.7	(0.1)		(2)%	5.6	5.8	(0.2)		(3)%
Average DAU(4)	2.1	2.2	(0.1)		(5)%	2.2	2.2	—		—%
ARPDAU(5)	$1.04	$0.96	$0.08		8%	$1.03	$0.93	$0.10		11%
Average MPUs(6) (in thousands)	600	602	(2)		—%	589	612	(23)		(4)%
AMRPPU(7)	$113.49	$106.61	$6.88		6%	$114.75	$102.03	$12.72		12%
Payer Conversion Rate(8)	10.7%	10.6%	0.1	pp	nm	10.5%	10.5%	—	pp	nm
nm = not meaningful.
pp = percentage points.
(1) Other represents $25 million and $61 million in revenue generated via our proprietary direct-to-consumer platform for the three and nine months ended September 30, 2024, respectively, along with advertising and other revenue, which were not material for the periods presented.
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

For the three and nine months ended September 30, 2024, revenue increased as average monthly revenue per paying user increased 6% and 12%, respectively, while social casino payer engagement remained elevated.
Mobile penetration decreased by 11 and 10 percentage points for the three and nine months ended September 30, 2024, respectively, primarily reflecting growing revenue generated via our proprietary direct-to-consumer platform, with a majority of players continuing to use mobile platforms to play SciPlay’s games.
Average MAU and average MPU for the three and nine months ended September 30, 2024 decreased due to the turnover in users. ARPDAU increased as a function of higher player monetization with a slight decrease in average DAU. AMRPPU increased, with payer conversion remaining relatively constant, as SciPlay continues to improve content and features resulting in increased paying player interaction.
Payer conversion rates continue to be at high levels due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in games.
Operating Expenses and AEBITDA
The increase in operating expenses for the three and nine months ended September 30, 2024, as compared to prior year periods, was primarily driven by higher marketing spend of $6 million and $19 million, respectively. For the nine months ended September 30, 2024, higher salaries and benefit costs (including stock-based compensation) of $8 million related to an increase in headcount, partially offset by lower restructuring and other of $4 million and lower D&A of $4 million.
AEBITDA for the three and nine months ended September 30, 2024 increased as compared to prior year periods by $5 million and $24 million, respectively, and AEBITDA margin increased by 1 percentage point to 32% and 2 percentage points to 32%, respectively, primarily due to revenue growth, as discussed above, including growth from our proprietary direct-to-consumer platform which generates higher margin, partially offset by the increase in operating costs resulting from increases in marketing spend and salaries and benefits.

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
Current Year Update
We continue to expand our customer base and capitalize on growth in the North American and European markets by leveraging our industry leading platforms, content and solutions, as well as investing in our ability to scale our own original U.S. land-based content offering. In the second quarter of 2024, we went live in Rhode Island, increasing our U.S. presence to seven states, and we are well positioned to enter additional states as their legislatures authorize online gaming.
Results of Operations

Three and Nine Months Ended September 30, 2024 and 2023
The increases in iGaming revenue for the three and nine months ended September 30, 2024 were 6% and 9%, respectively, as compared to the prior year periods. The prior year periods also benefited from $3 million and $5 million, respectively, in license termination fees, which impacted revenue growth by 4% and 2% for the three and nine months ended September 30, 2024, respectively. The momentum in the international and U.S. markets remain strong due to our original content and growth in our partner network. Wagers processed through our Open Gaming System for both current year periods increased to $22.8 billion and $67.0 billion, respectively.
Operating expenses increased for the three and nine months ended September 30, 2024, as compared to the prior year periods. The increases were primarily due to higher costs of revenue, correlated with the increase in revenue described above, and SG&A totaling $4 million and $15 million for the three and nine months ended September 30, 2024, respectively, partially offset by lower restructuring and other costs as compared to the prior year periods, including the fair value adjustment of contingent acquisition considerations of $10 million in the nine months ended September 30, 2023.
AEBITDA decreased slightly and increased slightly for the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods. AEBITDA margin decreased to 32% and 33% for the three and nine months ended September 30, 2024, respectively, due to continuing investments in growth initiatives. For the three and nine months ended September 30, 2023, AEBITDA benefited from $3 million and $5 million, respectively, in license termination fees, which impacted AEBITDA growth by 12% and 7% for the three and nine months ended September 30, 2024, respectively.
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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of September 30, 2024, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.
Cash and Available Revolver Capacity

	As of
(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$347	$425
Revolver capacity	750	750
Revolver capacity drawn or committed letters of credit	(10)	(10)
Total	$1,087	$1,165
Total cash held by our foreign subsidiaries was $143 million and $166 million as of September 30, 2024 and December 31, 2023, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. For certain Dragon Train game sales in which control of the units have transferred to a customer, but the title transfer is pending until the final payment, we have elected to designate future collections as restricted cash until the resolution of the Aristocrat legal matter. The outstanding balance associated with these arrangements as of September 30, 2024 was approximately $40 million. There have been no material changes to our capital requirements disclosed in our 2023 10-K, other than those associated with our repricing of the LNWI Term Loan B, as described below and in Note 10.
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
On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of our outstanding common stock. During the three months ended September 30, 2024, we repurchased approximately 0.4 million shares of common stock at an aggregate cost of $45 million (including excise tax). During the nine months ended September 30, 2024, we repurchased approximately 2.3 million shares of common stock at an aggregate cost of $221 million (including excise tax), of which 0.4 million shares with an aggregate cost of $45 million were under the new June 2024 share repurchase program.
On January 16, 2024 and July 17, 2024, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the July 2024 amendment, the interest rate for the Term Loan B is either (i) the Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.25% per annum or (ii) a base rate plus 1.25% per annum.

Cash Flow Summary

	Nine Months Ended September 30,		Variance
(in millions)	2024	2023	2024 vs. 2023
Net cash provided by operating activities	$430	$423	$7
Net cash used in investing activities(1)	(229)	(190)	(39)
Net cash used in financing activities	(315)	(251)	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)	2
Decrease in cash, cash equivalents and restricted cash	$(114)	$(20)	$(94)
(1) The nine months ended September 30, 2023 include $3 million in cash used related to discontinued operations.
Cash flows from operating activities

	Nine Months Ended September 30,		Variance
(in millions)	2024	2023	2024 vs. 2023
Net income	$228	$112	$116
Adjustments to reconcile net income to cash provided by operating activities	311	392	(81)
Changes in working capital accounts, excluding the effects of acquisitions	(109)	(81)	(28)
Net cash provided by operating activities	$430	$423	$7
Net cash provided by operating activities increased primarily due to a $35 million increase in earnings (drivers of which are described above), mostly offset by changes in working capital accounts. Changes in working capital accounts for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 were negatively impacted by the timing of collection of receivables as well as $13 million in higher payments on contingent acquisition considerations.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to higher capital expenditures in order to support Gaming operations growth. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities increased, as more purchases of our outstanding common stock under our share repurchase programs and increases in net redemptions of common stock under stock-based compensation plans during the current year period were partially offset by lower payments related to long-term debt and licenses. During the nine months ended September 30, 2024 and 2023, we repurchased $219 million and $145 million, respectively, of our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 10-K as well as Notes 10 and 11 and Item 3 below in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of September 30, 2024, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2024.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of our legal proceedings, see Note 15, in this Quarterly Report on Form 10-Q and Note 20 in our 2023 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2023 10-K, except as noted below.
The intellectual property rights of others, including our competitors, may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation.
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
We cannot assure that our business activities, games, products, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, such as the Dragon Train litigation described under “Aristocrat Matter” in Note 15, could:
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
•impact our brand, reputation and/or ability to attract and retain key personnel; and/or

•require us by way of injunction to remove products or services on lease or stop selling or leasing new products or services.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 0.4 million shares under the share repurchase programs during the three months ended September 30, 2024.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Average Price Paid per Share(2)	Total Cost of Repurchase (in millions)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(1)(2)
7/1/2024 - 7/31/2024	0.1	$103.58	$18	$982
8/1/2024 - 8/31/2024	0.2	$101.45	19	$963
9/1/2024 - 9/30/2024	0.1	$98.20	7	$956
Total	0.4	$101.73	$44	$956

(1) On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of our outstanding common stock.

(2) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act, resulting in $1 million recorded as of September 30, 2024. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.

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
Dated:    November 12, 2024