Form 10-K
period 2024-12-31
Light & Wonder, Inc.
filed 2025-02-25
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2024, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $7,160,478,533.
Common stock outstanding as of February 18, 2025 was 84,466,317.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2025 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

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

LNWI Revolver	Revolving credit facility with aggregate commitments of $1.0 billion extended pursuant to the LNWI Credit Agreement
LNWI Term Loan B	Term loan facility, issued pursuant to the LNWI Credit Agreement
Lottery Business	Our prior operating business segment that provided instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators wagering solutions to various gaming entities. This business segment was divested during the second quarter of 2022 and is included in discontinued operations in our financial statements
Net win	Coin-in less payouts
Note	a note in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
PTG	proprietary table games
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SciPlay	Our SciPlay business segment and/or SciPlay Corporation, as appropriate within the context
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes or Unsecured Notes	refers to the 2028 Unsecured Notes, 2029 Unsecured Notes and 2031 Unsecured Notes, collectively
SG&A	selling, general and administrative

Term or Acronym	Definition
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
Sports Betting Business	Our prior line of business that provided sports betting services which enable customers to operate sports books, including betting markets across both fixed-odds and pari-mutual betting styles, a distribution platform, full gaming process support services and brand and player management. This business was divested during the third quarter of 2022 and is included in discontinued operations in our financial statements
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2025 Light & Wonder, Inc. All Rights Reserved.
The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 1935, 2025 Hasbro. All Rights Reserved. Licensed by Hasbro.

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
•risks and uncertainties of ongoing changes in U.K. gaming legislation, including any new or revised licensing and taxation regimes, responsible gambling requirements and/or sanctions on unlicensed providers;
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
•the risk that the conditions to the closing of the proposed Grover Gaming charitable business (“Grover Charitable Gaming”) acquisition, including the receipt of regulatory and gaming approvals, may not be satisfied;

•the risk that a material adverse change, event or occurrence may affect the Company and Grover Charitable Gaming prior to the closing of the proposed Grover Charitable Gaming acquisition and may delay the proposed transaction or cause the companies to abandon the proposed transaction;
•the risk that the proposed Grover Charitable Gaming acquisition may involve unexpected costs, liabilities or delays;
•the risk that the businesses of the Company and Grover Charitable Gaming may suffer as a result of uncertainty surrounding the proposed Grover Charitable Gaming acquisition;
•the risk that disruptions from the proposed Grover Charitable Gaming acquisition will harm relationships with customers, employees and suppliers;
•the possibility that the Company may be unable to achieve expected financial, operational and strategic benefits of the proposed Grover Charitable Gaming acquisition and may not be able to successfully integrate Grover Charitable Gaming into the Company’s operations;
•risks as a result of being publicly traded in the United States and Australia, including price variations and other impacts relating to the secondary listing of the Company’s common stock on the ASX;
•risks relating to consideration of a dual primary listing on both the NASDAQ and the ASX or sole primary listing on the ASX, including delisting our securities from NASDAQ, which could negatively affect the liquidity and trading prices of our common stock and could result in less disclosure about the Company;
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
•litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems (including further developments in the Dragon Train litigation described under “Aristocrat Matters” in Note 19), our employees (including labor disputes), intellectual property, environmental laws and our strategic relationships;
•reliance on technological blocking systems;
•challenges or disruptions relating to the completion of the domestic migration to our enterprise resource planning system;
•laws, government regulation and potential trade tariffs, both foreign and domestic, including those relating to gaming, data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data, and environmental laws, and those laws and regulations that affect companies conducting business on the Internet, including online gambling;
•legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming, including Internet wagering, social gaming and sweep-stakes;
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
General
L&W is a leading cross-platform global games company with a focus on content and digital markets headquartered in Las Vegas, Nevada. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We report our results of operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services.
Our common stock is listed on The Nasdaq Stock Market and as CDIs on the ASX, both under the ticker symbol “LNW.”
During 2022, we completed the sales of our former Lottery Business and Sports Betting Business, which marked a major milestone in transforming our business and deleveraging our balance sheet. We have reflected the prior period financial results of the Divested Businesses as discontinued operations in our consolidated statements of operations for the year ended December 31, 2022. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
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
Our products are installed in all of the major regulated U.S. gaming jurisdictions and authorized in approximately 171 international gaming jurisdictions. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.

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
SciPlay Segment
SciPlay is a leading developer and publisher of digital games on online platforms. SciPlay operates primarily in the social gaming market, which is characterized by game play online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of virtual coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to enhance game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue through advertising arrangements in certain games. Players who install these games receive free, unlimited game play that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include BINGO SHOWDOWN® and Backgammon Live. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON, and MICROSOFT. SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
A number of trends and opportunities are driving significant changes in digital gaming, which we believe are causing growth in the online and mobile games market and providing opportunities for SciPlay to grow our social casino games and expand into other areas of the online and mobile games market, such as: digital gaming is an engaging form of entertainment, casual games are popular with players, scale is increasingly strategic in order to succeed in mobile gaming, social casino gaming is an attractive market within digital gaming and additional market opportunities exist within the broader mobile gaming landscape.
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
Competition
In our iGaming business, we compete for the discretionary spending of consumers with other digital gaming entertainment companies that offer real-money digital casino games. Our primary real-money online casino games competitors include Evolution Gaming, Games Global, IGT, Aristocrat and Playtech. We also compete for the leisure time and attention of our players versus other forms of online gaming and entertainment, on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.
Research and Development
We believe our ability to attract new Gaming, SciPlay and iGaming customers and retain existing customers depends in part on our ability to evolve and continue to develop our product lines and service offerings by continually developing differentiated products, hardware and systems technology and functionality to enhance player entertainment and/or customer profitability. Additionally, our ability to execute on our strategy is highly dependent on developing great game content and franchises across all three of our segments along with expanding the use of digital technologies to increase cross-platform play. Our gaming machines are usually designed and programmed by our internal engineering staff, and our game content is designed primarily by internal game development studios who consider market trends and customer feedback.
We have Gaming R&D personnel primarily located in our Las Vegas, Nevada; Chicago, Illinois and Bangalore, India facilities. We have SciPlay personnel located primarily in Austin, Texas; Cedar Falls, Iowa; and Tel Aviv, Israel. We have iGaming R&D personnel based primarily in the United Kingdom, Greece and India. We also have game development studios in Las Vegas; Sydney, Australia; Bristol, England; Montreal, Canada; Pune, India and additional R&D staff in Reno, Nevada and in various other smaller locations.
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
From time to time, we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. We are also subject to threatened or actual intellectual property-related claims by third parties from time to time. See the risk factors captioned “Our business depends on the protection of our intellectual property and proprietary information”, “We rely on the ability to use the intellectual property rights of third parties”, and “The intellectual property rights of others, including our competitors, may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.
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
Manufacturing commitments are generally based on expected quarterly sales orders from customers. Due to uneven order flow from customers, component parts for gaming machines are purchased and assembled into modules that are scheduled for just-in-time delivery to allow final assembly lead time to meet agreed customer delivery dates. Our gaming machine manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine. The level of completion and assembly varies by product platform and geographic region.
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
Human Capital
Our global reach is made possible through the expertise, skill and dedicated efforts of our employees who serve customers in more than 100 countries on 6 continents. As of December 31, 2024, we employed approximately 6,800 persons worldwide, with approximately 2,800 employed domestically and 4,000 employed internationally.
We aim to serve as responsible corporate stewards for our employees, customers, players, and communities by upholding the following five core values: Dare to be Bold; Celebrate Perspectives; Never Settle; Uphold Integrity; and Win as a Team. These core principles unite our teams globally, guide our actions, drive our growth, and foster a highly inclusive culture.
We strive to honor and celebrate the unique and differing perspectives of our employees through equity and belonging initiatives. To that end, our people strategy is focused on supporting career growth, development and the advancement for all employees; ensuring equal opportunity for all; crafting policies that aim to be fair and equitable; attracting diverse, early career and emerging talent from colleges and universities; recruiting with inclusive hiring practices; creating spaces where everyone belongs and feels empowered to contribute; adhering to policies that prohibit discrimination and promote equal opportunities; and providing employee wellness initiatives and benefits programs to support the overall well-being and health of our workforce.
We have formulated a Diversity, Equity & Inclusion (“DEI”) strategy as part of our Corporate Social Responsibility (“CSR”) program, Game Changers of Light & Wonder, and established a DEI Council in 2020 with representation from our Board of Directors and other senior executives as members. The DEI Council routinely makes key decisions, reviews initiatives and identifies areas that require further development to advance the mission of our DEI strategy, which is to give everyone equal opportunities, regardless of their backgrounds or personal characteristics.
Supplier Diversity
We also strive to develop strong connections with diverse suppliers that share our values. We endeavor to drive diversity across our industry by including a wide range of diverse businesses in our supply chain and by counting small businesses and those in historically underutilized business zones among our suppliers. Across our supply chain, we aim to promote transparency and sustainability, commit to compliance and have zero tolerance for any form of human rights violations, including modern slavery and human trafficking.
We seek feedback from our employees through our annual Global Engagement Survey which aims to measure culture and improve our organization and work environment based on employee insights. We assess crucial areas such as engagement, leadership and management, communication and teamwork, and core values. We are proud that our overall employee participation consistently remains high, with 93% participation in both 2024 and 2023. We believe this is a testament to our ongoing efforts to create a work environment that promotes open feedback from employees, allowing us to better engage with them and enhance company culture.
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
Environmental, Social and Governance (“ESG”)
We believe that ESG priorities are not only a part of our culture, but are a part of shaping our competitive edge, enabling L&W to attract investments, optimize operating costs and drive revenues. Our internal ESG Council serves as the governing body of our ESG efforts across the organization to make key decisions, support enterprise value creation, monitor regulatory requirements, collaborate on ESG risk mitigation and identify ESG opportunities. The ESG Council comprises of senior members of the management team, including the Chief Executive Officer - Gaming, Chief Financial Officer, Chief Legal Officer and Chief Accounting Officer. The ESG Council provides updates on ongoing ESG efforts to the Nominating and Corporate Governance Committee of the Board of Directors with further reporting to the Board of Directors on a quarterly basis.
Our ESG priorities support responsible business development, protect local communities and improve economic outcomes of these communities. Our CSR program, known as Game Changers of Light & Wonder, encapsulates our commitment to evolve the gaming landscape in these key pillars that align to ESG standards:
•Game Changers for our Community: Social and community impact, charitable donorship and employee volunteerism;
•Game Changers for our People: Celebrating perspectives and fostering diversity, equity, inclusion, belonging and culture;
•Game Changers for our Planet: Environmental sustainability, responsible operations and preservation of natural resources;
•Game Changers for our Players: Responsible gaming, advocacy and stewardship, education, awareness and treatment;
•Corporate Governance: System of corporate responsibility, code of conduct and ethics by which we operate and govern; and
•Supplier Diversity: Providing economic and business opportunities for a diverse group of suppliers.
Environmental Sustainability
We aim to include environmental sustainability and social responsibility as a part of L&W’s operations. We aim to align to the requirements of the International Organization for Standardization 14001 guidelines and align to the UN Sustainable Development Goals in order to aid in the preservation of natural resources. We continually seek to look for opportunities that foster sustainable operations in all our facilities and reduce negative impact on the environment to include the preservation of resources, energy efficiency and waste management. In 2024, we aligned to 12 of the 17 UN Sustainable Development Goals and became an official signatory of the UN Global Compact.
Social Impact
We consider responsible gaming, social impact and philanthropy to be ESG priorities. For example, we support public education and awareness campaigns and seek to comply with the American Gaming Association Responsible Gaming Code of Conduct for advertising and marketing. In addition, a number of our employees have served on several boards and committees relating to responsible gaming. We utilize responsible gaming software and a player budget tool, which provide players the ability to personalize a gaming budget on a given device, on all our games in use in casinos located in Australia, Canada, New Zealand and the U.S.
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
ESG Reporting
We published on our website our second annual Global CSR Report and ESG Report in 2024, and we expect to publish updates to these reports annually.

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
We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to manufacture, sell, lease or operate our gaming products and services in approximately 459 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 171 international gaming jurisdictions.
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
There is significant opposition in some jurisdictions to social gaming and social casino gaming. Anti-gaming groups that specifically target social casino games are located in several states and countries. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino gaming specifically. These opposition efforts could lead to a prohibition on social gaming or social casino gaming altogether, restrict SciPlay’s ability to advertise its games or substantially increase costs to comply with regulations, all of which could have an adverse effect on results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect SciPlay’s business.
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
Currently we have launched in seven states in the U.S. A number of states in the U.S. are currently considering regulation of iGaming. We cannot assure that laws permitting digital gaming will be enacted.

On December 8, 2020, the U.K. Government commenced its review of the Gambling Act 2005 and on April 27, 2023, it published a White Paper (policy paper) setting out its comprehensive package of reform proposals, many of which required further consultation by the U.K. Government or British Gambling Commission. Since publication of the White Paper, the U.K. Government and the British Gambling Commission have each launched a series of consultations on the options for reform. Following the 2024 General Election, a number of these consultations have now published responses meaning the reform process is taking shape. Secondary legislation introducing stake limits for online slots at £2 (those aged 18 to 24) / £5 (those aged 25 and over) was laid before Parliament on December 10, 2024 and is expected to be implemented in the second quarter of 2025. The statutory levy is expected to be implemented by Summer 2025. Further responses and consultations are still awaited. These reforms may have impact on our revenues from the U.K. We continue to monitor the reform process, though it may take a number of years to implement.
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
We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to digital gaming.
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
Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Matthew R. Wilson	43	President and Chief Executive Officer and Director
Oliver Chow	44	Executive Vice President, Chief Financial Officer and Treasurer
James Sottile	64	Executive Vice President, Chief Legal Officer and Corporate Secretary
Siobhan Lane	43	Executive Vice President and Group Chief Executive, Gaming
Matthew R. Wilson has served as President and Chief Executive Officer since October 2022. Mr. Wilson joined L&W as Executive Vice President and Group Chief Executive, Gaming, in March 2020. Mr. Wilson has over 19 years of gaming industry experience. Before joining L&W, he was the Managing Director of the Americas at Aristocrat, one of the world’s leading providers of gaming solutions, from February 2017 until August 2019. Mr. Wilson began his tenure at Aristocrat in 2004 and held several significant positions in a variety of Aristocrat’s markets during his time there, including serving as Senior Vice President, Sales & Marketing for the Americas from September 2014 until October 2015. His other roles at Aristocrat included Regional Sales Manager and Vice President of Marketing for the Americas.
Oliver Chow has served as Executive Vice President, Chief Financial Officer and Treasurer for L&W since December 2023. He served as Senior Vice President and Interim Chief Financial Officer from August 2023 to December 2023. Mr. Chow joined L&W as Senior Vice President of Corporate Finance in October 2022. Prior to joining the Company, he spent five years serving in senior-level finance roles at Aristocrat, most recently serving as Chief Financial Officer — Americas, EMEA and Customer Experience. Previously, he served in various financial roles with Universal Pictures, Deluxe Entertainment Services and JPMorgan Chase & Co. Mr. Chow has more than 16 years of financial leadership experience across the entertainment and gaming industries.
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
•Unfavorable U.S. and international economic conditions, decreased discretionary spending, travel or operational disruptions due to other factors such as inflation, rising benchmark interest rates, potential trade tariffs, terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof, other economic or political uncertainties, or other events beyond our control have adversely affected and may in the future adversely affect our business, results of operations, cash flows and financial condition.

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
•The Company is considering a dual primary listing on both the NASDAQ and the ASX or sole primary listing on the ASX, meaning we may choose to delist our securities from NASDAQ, which could negatively affect the liquidity and trading prices of our common stock, and could result in a decline in stock prices and could limit investors’ ability to trade in our securities.
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
We continue to execute on our strategy to become the leading, cross-platform global games company (more fully described in in Part I, Item 1 above). Successful execution on our strategy may present unexpected challenges and uncertainties. We may incur integration and optimization expenses to execute and facilitate our strategies.
Our business strategy is to invest in great content and franchises across land-based and digital platforms, expand in high-growth markets, enable a seamless player experience with innovative platforms, deleverage and maximize cash flow to fuel investment and be driven by high-performing talent and culture. Our strategy is focused upon growth including growing our digital revenue mix and pursuit of acquisitions supportive of our strategic goals. For additional information on risks related to our acquisition strategy, see the risk factor captioned “Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations.” If we are not successful in accomplishing each component of our new business strategy, we may suffer negative impacts on our results of operations, cash flows and financial condition.
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
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have historically reduced and could again reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition, and have resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. We have previously recorded charges related to inventory due to disruptions impacting future demand and reassessment of our product strategy. Our inventory charges incurred in the normal course of operations were $14 million, $14 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2024, we derived approximately 35% of our revenue from sales to customers outside of the U.S.
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
For example, in 2018 the U.S. announced certain trade actions under Section 232 of the Trade Expansion Act of 1962, and Section 301 of the Trade Act of 1974, including tariff increases on several imported products. These U.S. tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, such as the People’s Republic of China (“PRC”). The President has begun to impose significant tariffs on goods imported from China and other countries. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. and other countries, and trade negotiations between the U.S. and the PRC, we cannot predict whether, or to what extent, tariffs and other trade restrictions may be imposed on or otherwise become applicable to our product offerings or supply chain, and the impact of these trade actions on our business remains uncertain. While tariffs and other trade actions by the U.S. and other countries have not yet had a significant impact on our business and we are implementing measures to limit the impact of tariffs on our cost structure, we cannot predict further developments. Tariffs and other trade actions could result in increases in our cost of doing business and in the sale prices of certain of our products and could negatively impact demand for our products, which could materially adversely affect our results of operations, cash flows and financial conditions.
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
Unfavorable U.S. and international economic conditions, decreased discretionary spending, travel or operational disruptions due to other factors such as inflation, rising benchmark interest rates, potential trade tariffs, terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof, other economic or political uncertainties, or other events beyond our control have adversely affected and may in the future adversely affect our business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including recession, inflation, rising benchmark interest rates, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, relatively high rates of unemployment and inflation, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof, or other events beyond our control that contribute to consumer unease have resulted, and may continue to result, in decreased discretionary spending or travel by consumers and have had, any may continue to have, a negative effect on our businesses. Such factors out of our control may also have effects beyond discretionary spending or travel, such as disruptions to our operations and productivity, which could also have a negative effect on our businesses. Prolonged or more severe economic weakness, particularly from inflation, rising interest rates, and foreign currency volatility, could materially adversely impact our business, including causing our expected expenses to increase materially. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers, employees, consultants and business partners in varied ways.
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
Additionally, in our Gaming business, we monitor for any potential disruptions in our supply chain, such as those due to health epidemics, contagious disease outbreaks, or public perception thereof, terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest or other economic or political uncertainties, or other events beyond our control, and we may be required to increase our inventory positions when deemed necessary to mitigate any expected or unexpected delays and fulfill customer orders timely. The current conflict in Israel has delayed passage of supplier vessels through the Red Sea and could require us to increase our inventory positions and/or could result in higher holding and freight costs, which could adversely impact our operations and/or gross margin.
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
We offer players regular free play and frequent discounts for purchases of coins, chips or cards to enhance game play in connection with our social casino gaming business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our players, which could adversely impact our results of operations, cash flows and financial condition.
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

Rules governing new technological developments, such as developments in generative artificial intelligence (“AI”), remain unsettled, and these developments may affect aspects of our existing business model, including how we create our gaming products. We have evaluated the risks AI poses to our business and instituted an internal AI policy with which our business teams are required to comply.
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
The acquisition of Grover Charitable Gaming subjects us to a number of risks and uncertainties, including lack of assurance regarding the timing of completion of the transaction, whether it will yield additional value for our stockholders and whether it will adversely impact our business, financial results, results of operations, cash flows or stock price.
On February 17, 2025, we entered into a purchase agreement with Grover Gaming, Inc. and G2 Gaming, Inc. (together, “Grover Gaming”) to acquire certain assets and assume certain liabilities constituting Grover Gaming’s charitable business for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments over a four-year period based on achievement of certain revenue and business expansion metrics.
The proposed Grover Charitable Gaming acquisition exposes us to a number of risks and uncertainties, including the possibility that the conditions to the completion of the proposed Grover Charitable Gaming acquisition, including the receipt of regulatory and gaming approvals, may not be satisfied; that a material adverse change, event or occurrence may affect the Company and Grover Charitable Gaming prior to the closing of the proposed Grover Charitable Gaming acquisition and may delay the proposed transaction or cause the companies to abandon the proposed transaction; that significant expenses associated with the review, pursuit and consummation of the proposed Grover Charitable Gaming acquisition will be incurred; that the proposed Grover Charitable Gaming acquisition may involve unexpected costs, liabilities or delays, including as a result of increased exposure to potential litigation; that the businesses of the Company and Grover Charitable Gaming may suffer as a result of uncertainty surrounding the proposed Grover Charitable Gaming acquisition; that management’s time will be diverted to the processes associated with evaluating and consummating the proposed Grover Charitable Gaming acquisition; that the Company will have difficulties in attracting, retaining or motivating key management personnel of Grover Charitable Gaming; that disruptions from the proposed Grover Charitable Gaming acquisition will harm relationships with customers, employees and suppliers; and that the Company may be unable to achieve the expected financial, operational and strategic benefits of the proposed Grover Charitable Gaming acquisition and may not be able to successfully integrate the Grover Charitable Gaming charitable business into the Company’s operations. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price. There can be no assurance that the proposed Grover Charitable Gaming acquisition will provide greater value to our stockholders than that reflected in our current stock price. The proposed Grover Charitable Gaming acquisition and its anticipated benefits are dependent upon a number of factors that are beyond our control, including among other factors, market conditions, industry trends, regulatory developments, litigation and the interest of third parties in this business.
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
In our SciPlay business, our social gaming offerings operate largely through Apple, Google, Facebook and Amazon, which also serve as significant online distribution platforms for our games, and some of our games are also available on the Microsoft platform. A majority of our SciPlay revenue was generated by players using those platforms.
Consequently, our expansion and prospects of our SciPlay offerings depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Version updates, such as Apple's iOS 14.5 update in April 2021, which included changes to its AppTracking Transparency policy, now require user permission before developers can track a user across apps and websites owned by other companies or access a user’s device’s identifier for advertisers (“IDFA”), which has reduced the quantity and quality of data available to us. This change has particularly impacted SciPlay’s strategy for the games produced by its subsidiary Alictus, with Alictus having begun preparing its games primarily for Google’s Android platform. Google’s planned Google advertising identification deprecation may further impact SciPlay strategy. These changes could, among other things, have a detrimental impact on our ability to conduct targeted advertising on platforms, increase the cost to obtain new users and impact the return on investment of advertising spend. The impact of these changes has been a catalyst for SciPlay to explore, and continue to engage with, traditional media, expanded relationships with social media influencers and other innovative marketing solutions. Our SciPlay business will also be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer. Additionally, our SciPlay business would be harmed if:
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
SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue. While this provides those benefits and mitigates some of the risks from using third-party platforms described above, it also creates some of its own risks, such as required platform maintenance, adverse policies or terms implemented by third-party platforms due to the increased popularity of SciPlay’s direct-to-consumer platform, potential external bandwidth restrictions and potential for outages including dependencies on third-party suppliers, all of which could have a material adverse effect on our revenue, operating results and brand.
Our future results of operations may be negatively impacted by ownership changes and consolidation in the gaming industry, including by casino operators and suppliers.
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
As part of our capital allocation strategy, our Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase, from time to time, through June 12, 2027, up to an aggregate amount of $1.0 billion of our outstanding stock. Decisions regarding share repurchases are within the discretion of the Board of Directors and can be influenced by a number of factors, including the price of our common stock, general business and economic conditions and our financial condition and operating results and may be suspended or discontinued at any time. Even if fully implemented, our share repurchase program may not enhance long-term stockholder value. Changes in, or the elimination of, our share repurchase program could have an adverse effect on the price of our common stock. For more information on our share repurchase program, refer to Note 16.
Our level of indebtedness could adversely affect our results of operations, cash flows and financial condition.
We have a history of significant indebtedness. As of December 31, 2024, we had total indebtedness of $3.9 billion, net of unamortized discounts and deferred financing costs, consisting primarily of borrowings under the LNWI Credit Agreement, and Senior Notes. As of December 31, 2024, our total available liquidity was $936 million, which included $740 million of undrawn availability under the LNWI Revolver. On February 10, 2025, we amended the LNWI Credit Agreement which provides for new revolving commitments of $1.0 billion, replacing the existing revolving commitments of $750 million, and extends the maturity of the revolving commitments. See Note 14 for further details.
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
We are required to make scheduled payments of principal on the term loans borrowed under our credit facilities, and our credit facilities require that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit facilities. We are also required to repay the entire principal amount of our Senior Notes at their maturity (see Note 14). We have also, from time to time, repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
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
The Company is considering a dual primary listing on both the NASDAQ and the ASX or sole primary listing on the ASX, meaning we may choose to delist our securities from NASDAQ, which could negatively affect the liquidity and trading prices of our common stock, and could result in a decline in stock prices and could limit investors’ ability to trade in our securities.
The Company remains focused on enhancing the liquidity and market capitalization of its ASX listing and is considering a dual primary listing on both the NASDAQ and the ASX or a sole primary listing on the ASX. The Company has engaged advisors to evaluate potential strategies to achieve this objective. While no final decision has been made, should we ultimately make the decision to voluntarily delist from NASDAQ, such actions could result in a decrease in disclosure about the Company, impact our access to the capital markets and decrease the liquidity and trading prices of our common stock (even though stockholders may still continue to trade our common stock on an over-the-counter (“OTC”) market).
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
We believe that our success depends, in large part, on providing secure products, services and systems to our customers, and on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our products and services. Our businesses sometimes involve the storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. All of our products and services are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these security features will effectively stop all fraudulent activities. Despite our security measures, our products, services and systems are vulnerable to attacks by hackers, customers, retailers, vendors or employees and could be breached due to malfeasance or other disruptions. Any security breach or incident that we experience, or that our third-party vendors and service providers or our customers experience, could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability.
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
Online transactions may be subject to sophisticated schemes to defraud, launder money or other illegal activities. There is a risk that our products or systems may be used for those purposes by our customers’ players. There is also a risk that we will be subject to fraudulent activities by our employees. In addition, our gaming machines have experienced anomalies and fraudulent manipulation in the past, and may experience anomalies and fraudulent manipulation in the future. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or our other products and services (including our SciPlay and iGaming products and services) has given, and may again give, rise to claims from players or customers; has led, and may again lead, to claims for lost revenue and profits and related litigation by our customers; and has subjected, and may again subject, us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. If our information or cybersecurity systems or data are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged resulting in loss of business or morale. The gaming industry, specifically, has been, and could remain, a common target of cyber-attacks. We, and the gaming industry as a whole, expect to face continued attempts to gain unauthorized access to or through our information systems, including cyber-attacks by computer programmers and hackers who may develop and deploy malicious software programs to gain access to our users’ information. These attacks could target our information systems as well as those of our business partners, employees, service providers, or other third parties. To date, attacks in the gaming industry have not had a material impact on our operations or financial results. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security, or the security of a business we acquire, occurs, public perception of the effectiveness of our security measures and brand, or the security measures and brand of a business we acquire, could be harmed, and we could lose players. Data security breaches and other data security incidents may also result from non-technical means, for example, actions by employees or contractors. Any compromise of our security, the security of our third-party vendors and service providers, the security of our customers or the security of a business we acquire, could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our results of operations, cash flows and financial condition.
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
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These third parties are typically under no obligation to renew agreements and there is no guarantee that we will be able to renew these agreements on commercially reasonable terms, or at all. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal control over our financial reporting. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. We could encounter difficulties in developing or implementing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems, including those managed by third parties, are potentially susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, break‑ins, cyber‑attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement information security measures and data protection safeguards, our servers and other computer systems are potentially vulnerable to any number of threats, including viruses, ransomware, malicious software, hacking, break‑ins or theft, data privacy or security breaches, third‑party security breaches, employee error or malfeasance and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases, including those managed by third parties, could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
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
Portions of our information technology infrastructure, including those operated by third parties, have and may again experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource-intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver products or services to customers and interrupt other processes. For example, in 2024, the cybersecurity company CrowdStrike caused a widespread outage, resulting in disruptions and exposure to cybersecurity threats and/or disruptions for us and many others that use their services. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, our ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
L&W currently makes limited use of AI technology. However, we expect that both our and our third parties’ use of AI will increase over time. Failures within the single or compound AIs used could potentially impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
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
If we, our third-party vendors or service providers, our customers or a company we acquire sustains cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences.
Our information technology systems and infrastructure are subject to cyber-attacks from many vectors, including but not limited to viruses, ransomware, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. The gaming industry, specifically, has been, and could remain, a heightened target of cyber-attacks. Threats to our information technology systems and infrastructure include:
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
In addition, our customers may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (“NIST”), which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to meet such standards.
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
We cannot assure that our business activities, games, products, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, such as the Dragon Train litigation described under “Aristocrat Matters” in Note 19, could:
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
Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation
We, and third parties on whom we rely, may use AI-enabled or -integrated systems and tools, including generative AI, in our products and for customers, experts, and our workforce. AI continues to be an emerging technology and ineffective or inadequate AI development or application practices by us or third parties could result in unintended consequences. For example, models, including large language models (“LLMs”), underlying AI solutions that we use may be flawed or may be based on biased or insufficient datasets, or datasets of poor quality. In addition, any latency, disruption, or failure in our AI systems or data infrastructure could result in delays or errors in our offerings or operational activities. Developing, testing, and deploying resource-intensive AI solutions may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other impacts to human rights, privacy, employment, or other social issues or outcomes that undermine public confidence in the use and deployment of AI, which could thereby harm our business reputation and erode customer trust. In addition, third parties may deploy AI solutions in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and could have a material adverse effect on our business, results of operations, brand, or reputation.
The legal and regulatory landscape surrounding AI is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, privacy, and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our use or development of AI tools. Compliance with new or changing laws, regulations, or industry standards related to AI may impose significant operational costs and may limit or foreclose our ability to apply AI technologies in certain use cases. Failure to appropriately respond to this evolving landscape could have a material adverse effect on our results of operations, cash flows, financial condition or brand and reputational harm.
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
On April 27, 2023, the U.K. Government published a white paper (a policy paper) setting out its comprehensive package of reform proposals, with many of those proposals subject to further consultation by the U.K. Government or British Gambling Commission. Following the 2024 General Election, a number of these consultations have now published responses meaning the reform process is taking shape. Secondary legislation introducing stake limits for online slots at £2 (those aged 18 to 24) / £5 (those aged 25 and over) was laid before Parliament on December 10, 2024 and is expected to be implemented in the second quarter of 2025. The statutory levy is expected to be implemented by Summer 2025. Further responses and consultations are still awaited. We will continue to monitor the reform proposals and their impact on our iGaming and Gaming business segments and overall business.
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
Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, our R&D expenses are required to be capitalized and amortized for U.S. tax purposes, which has delayed the ability to deduct these expenses and potentially increased the amount of cash taxes we will pay for the taxable year ended December 31, 2024. We will recover these expenses in subsequent years such that the increased cash outlay is generally expected to be temporary. In the future, the U.S. Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the provision, possibly with a retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current tax law. The impact of this tax legislation on our cash from operations depends on the amount of R&D expenditures incurred by the Company and whether the IRS issues guidance on the legislation which differs from our current interpretation, among other things.
On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion and a 1% excise tax on corporate stock buybacks. The Company was not materially impacted by this tax in 2024, nor does the Company expect to be significantly negatively impacted in future years by this tax.
Over the last several years, the Organization for Economic Cooperation (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to develop an Inclusive Framework on Base Erosion and Profit Shifting, which includes a minimum tax rate of 15% in each taxing jurisdiction for multinational entities with an annual global turnover exceeding €750 million in at least two out of the last four years, also known as Pillar II tax. The OECD has issued administrative guidance and provided transition and safe harbor rules around the implementation of the Pillar II global minimum tax. A number of countries have enacted legislation to implement the OECD’s 15% global minimum tax with an effective date of January 1, 2024. Pillar II did not have a material impact on our income tax expense for 2024. As additional jurisdictions enact legislation or new OECD guidance is issued, our current assessment could change.
During the second quarter of 2024, the Company was notified by the Internal Revenue Service that the Company’s U.S. federal income tax returns for tax years 2021 and 2022 are subject to examination. If there are any material findings as a result of the examination, they could have a materially negative impact on our financial condition and results of operations.
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
In the past, we have implemented various business improvement, strategic, optimization and restructuring initiatives in an effort to streamline our organization, leverage our resources more efficiently, and reduce our operating costs. These initiatives encompassed a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. Most recently, we have incurred additional restructuring costs related to our recent strategic review, certain legal matter reserves, the Divestitures, our ASX listing and the SciPlay Merger. We have engaged, and may continue to engage, in similar or additional future restructuring initiatives. Because we are not able to predict with certainty when we will reorganize portions of our business, we cannot predict the extent, timing and magnitude of additional restructuring charges. We may also not realize the anticipated reduction in operating costs.
We may incur additional impairment charges.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. COVID-19 disruptions in the first quarter of 2020 led to widespread closures of LBO shops across the U.K., global economic uncertainty and deterioration in business conditions, which resulted in our most recent goodwill impairment charge, $54 million for our U.K. Gaming reporting unit during the first quarter of 2020. Based on the results of our annual goodwill impairment test as of October 1, 2024, we concluded that it is more likely than not that the fair value of each of our reporting units substantially exceeded their respective carrying values (greater than 20%) and no impairment charges were warranted. However, this could change in the future depending on prevailing conditions or adverse changes to our projections that could negatively impact the recoverability of the remaining carrying value of our goodwill and other assets for our reporting units, which might result in additional material impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Critical Accounting Estimates – Goodwill – Impairment Assessment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10.
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
We have adopted a hybrid work policy for our employees. Many companies, including companies that we compete with for talent, have announced plans to adopt full-time remote work arrangements or more flexible hybrid work arrangements, which may impact our ability to attract and retain qualified personnel if potential or current key employees prefer these policies. In addition, as a result of our recent move to a hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home. We cannot guarantee that we will be able to recruit or retain highly qualified personnel, including individuals in key areas such as game design, engineering and project management in the future. The loss or inability to hire highly skilled employees could result in significant disruption to our business. In addition, the training and integration of replacement personnel could be time-consuming and expensive while also causing disruption to our business and harm to our reputation in the market for highly skilled employees. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition.
If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.
We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. We are currently undertaking an ERP system implementation in our largest business segment. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2024, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.
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
We are and may become subject to litigation and arbitration claims in the operation of our business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments. We have incurred and may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that have been and may be decided against us resulted and could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and our results of operations, cash flows and financial condition. For additional information regarding our litigation, see Note 19.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have developed, implemented and maintained robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. These measures are included within our overall risk management process. As part of this process, all detected cybersecurity threats and incidents are logged and escalated to the Chief Information Security Officer (“CISO”) and Chief Compliance Officer, who report to our Chief Legal Officer. Annually or more frequently if needed, the CISO meets with the other stakeholders to assemble the company’s Risk Register. Cyber risks are an integral part of this process and the CISO and their team regularly assess the current cyber risk landscape, assess L&W’s susceptibility to those cyber risks, and use that analysis as feedback to the overall Risk Register.

We follow a formal cybersecurity incident response policy, which provides for use of third-party service providers where circumstances dictate it is necessary. Our cybersecurity incident response policy incorporates recommendations from the International Organization for Standardization (“ISO”) and the NIST, and it includes proactive steps to prepare for attempts to compromise our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to protect against, detect and respond to cybersecurity incidents, we undertake the below activities:
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
Where circumstances dictate the use of third-party service providers, such services include regular assessments of our cybersecurity program including cyber maturity assessments and penetration tests; evaluation and approval of our critical business partners and vendors; and participating in incident response processes. As part of our cybersecurity incident response policy, we identify, evaluate and mitigate any risks posed from engaging with any third-party service provider. As of December 31, 2024, we are not aware of any cybersecurity incident in the past year that materially affected or was reasonably likely to materially affect our operations, business, results of operations, cash flows or financial condition.
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
Our CISO is primarily responsible for assessing, monitoring and managing cybersecurity risks, including those presented by third-party service providers, as well as overseeing employee training programs. Our CISO has served in this role since July 2019, has a Master’s Degree in Information Security from the University of London, has been working in technology risk management since the early 1990s, holds Certified Information Systems Security Professional status and is a member in good standing of the Institute of Electrical and Electronics Engineers (“IEEE”) and the International Information System Security Certification Consortium (“ISC2”). The CISO reports at least annually to the Board of Directors on material cyber risks, including those identified in our business and rising threats, and the current state of L&W’s information security and will continue to do so on a regular basis as needed.
The CISO and his team evaluate quantitative and qualitative factors to determine if a cybersecurity threat or incident needs to be escalated to other members of management and ultimately to the Board of Directors. The factors evaluated include but are not limited to: actual or potential monetary damages, number of impacted employees or customers, nature of the records compromised, potential impact on customer relationships, public knowledge and likely effect on L&W’s reputation. Depending on the severity of the impact on these factors, management, including the CISO, Chief Compliance Officer and Chief Accounting Officer (“CAO”), meets as part of a management committee to determine if an incident is material. In the event the management committee determines that a cybersecurity incident or threat is material, the incident or threat is elevated and reviewed with our Board of Directors. The management committee reports all incidents requiring a materiality assessment to the Chief Legal Officer, regardless of whether such committee ultimately determines a cybersecurity incident to be material.
For additional information regarding how cybersecurity threats could materially affect or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see the risk factors captioned “Our success depends on the security and integrity of the systems and products we offer, and security breaches, including cybersecurity breaches, or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer,” “We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our products and services could diminish our brand and reputation, subject us to liability and have disrupted and could disrupt our business and adversely impact our results,” and “If we, our third-party vendors or service providers, our customers or a company we acquire sustains cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.
ITEM 2.    PROPERTIES
We occupy approximately 818,000 square feet of space in the U.S. and approximately 813,000 square feet of space Internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, SciPlay and iGaming segments.

Location	Sq. Ft.	Supports	Tenancy
Las Vegas, Nevada	526,669	Corporate Headquarters, Gaming and iGaming	Lease/Own(1)
India (Bangalore and Chennai)	174,661	Corporate, Gaming, SciPlay and iGaming	Lease
(1) Lease 374,669 sq. ft. and own 152,000 sq. ft.
Our owned Las Vegas facilities listed above are encumbered by mortgages securing indebtedness under the LNWI Credit Agreement and Secured Notes. In addition to those listed above, we own and lease a number of additional less significant properties in the U.S. and internationally that also support our operations.
ITEM 3.    LEGAL PROCEEDINGS
For discussion of our legal proceedings, see Note 19, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for our Common Stock
Our outstanding common stock is listed for trading on the Nasdaq Global Select Market and as CDIs for trading on the ASX under the ticker symbol “LNW.”
On February 18, 2025, the closing sale price for our common stock on the Nasdaq Global Select Market was $101.64 per share, and the closing sale price for our common stock listed as CDIs on the ASX was AU$153.71 per share. There were 523 holders of record of our common stock as of February 18, 2025. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.
Dividend Policy
We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock.
Issuer Purchases of Equity Securities
We repurchased 2.6 million shares under the share repurchase program during the three months ended December 31, 2024.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share(1)	Total Cost of Repurchase(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
10/1/2024 - 10/31/2024	0.4	$93.64	$36	$920
11/1/2024 - 11/30/2024	1.2	$95.41	115	$805
12/1/2024 - 12/31/2024	1.0	$92.73	92	$713
Total	2.6	$94.11	$243	$713
(1) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired. For the three months ended December 31, 2024, excise taxes totaled $2 million.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2024 of our then outstanding common stock, the Nasdaq Composite Index, the S&P/ASX 200 Index and indices of our peer group companies that operate in industries or lines of business similar to ours.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Light & Wonder, the Nasdaq Composite Index, the S&P/ASX 200 Index and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Light & Wonder
NASDAQ Composite
S&P/ASX 200
Peer Group

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/19	12/20	12/21	12/22	12/23	12/24
Light & Wonder, Inc.	$100.00	$154.93	$249.55	$218.82	$306.61	$322.55
Nasdaq Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
S&P/ASX 200	$100.00	$101.40	$118.87	$117.59	$132.19	$147.32
Peer Group	$100.00	$235.66	$356.28	$276.08	$329.40	$262.34
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
BUSINESS OVERVIEW
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions.
Highlights and Recent Developments
We concluded 2024 delivering another year of double-digit consolidated revenue growth year-over-year, which increased 10%, driven by strong performance and healthy growth across all of our businesses. 2024 was another focused year in which we demonstrated our resilient financial performance, executed on our cross-platform strategy, and continued advancement toward our long-term financial targets. We also repriced our LNWI Term Loan B twice in 2024, once in January and again in July, reducing our interest rate by 85 basis points and resulting in a reduction in annualized cash interest costs of approximately $19 million.
During 2024, we also returned $462 million of capital to shareholders through the repurchases of 4.8 million shares of common stock, or cumulatively $1.0 billion or 14.3 million of shares of common stock since the initial repurchase program was authorized in March 2022. Additionally, 2024 was the first full year in which the Company’s common stock was listed on both the Nasdaq and the ASX, and it was added to the Russell 1000 Index in June 2024 and the S&P/ASX 100 Index in September 2024, continuing to enhance the Company’s profile with global investors.
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
On February 10, 2025, we entered into an amendment to the LNWI Credit Agreement which, among other things, (i) provides for new revolving commitments in an amount of $1.0 billion, replacing the existing revolving commitments of $750 million, (ii) extends the maturity of the revolving commitments, and (iii) reduces the applicable margin for the revolving loans by up to 50 basis points. See Note 14 for further details.
On February 18, 2025, we announced the strategic acquisition of Grover Charitable Gaming for an upfront consideration of $850 million, which will be funded with the combination of existing cash, incremental debt financing and the recently expanded LNWI Revolver. The transaction is expected to close during the second quarter of 2025, subject to required regulatory and other approvals and customary closing conditions. Grover Gaming is a leading provider of electronic pull-tabs distributed over five U.S. states: North Dakota, Ohio, Virginia, Kentucky and New Hampshire. We believe this acquisition further enhances our growth profile, cross-platform strategy and presence in regulated land-based markets.
Trends and Uncertainties
We have a number of trends and uncertainties that have impacted and may continue to impact our business and results of operations. Such impacts have in some cases been material and could be material in the future should they continue.
Our ability to execute on our strategic initiatives. We continue to advance on our strategy to become a leading cross-platform global games company with a focus on content and digital markets and have established a strategic roadmap to drive long-term value (more fully described in in Part I, Item 1 above). Successful execution on our strategy might present unexpected challenges and uncertainties, including actions that will result in increased restructuring charges as we incur integration and optimization expenses to execute and facilitate our strategies, and it may be impacted by economic cycle uncertainties.
Inflation and supply chain logistics. Inflationary pressures, macroeconomic uncertainty, trade tariffs and potential disruptions in our supply chain have caused and may again cause shortages of inputs/outputs, which in turn put inflationary pressures on the economy as a whole. Inflationary pressures may also have an impact on discretionary income as people allocate more of their disposable income toward higher priced necessity goods and services, which could impact our customers. These circumstances may change in the future and such changes could be material.
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
Litigation. One of our major competitors, Aristocrat, was granted a preliminary injunction on future sales and distribution of our Dragon Train-themed games, as described above. While we continue to execute a number of key initiatives to mitigate the immediate impact and any continuing business disruption from this order, we cannot be certain such measures will have the intended impact, and the results could have a material adverse impact on our results of operations, cash flows or financial condition.
Seasonality. Our results of operations fluctuate due to seasonal trends and other factors impacting all of our business segments, particularly the Gaming and SciPlay businesses. See “Seasonality” in Part I, Item 1 of this Annual Report on Form 10-K.
For additional trends and uncertainties impacting our business segments, refer below to Business Segment Results, specifically the Current Year Update section for each business segment.
Reportable Segments
We report our operations in three business segments — Gaming, SciPlay and iGaming — representing our different products and services. See Notes 2 and 3 for additional information.
CONSOLIDATED RESULTS
The following presents information about our results of operations for the year ended December 31, 2024 compared to 2023. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report on Form 10-K for our results of operations for the year ended December 31, 2023 as compared to 2022.

	Year Ended December 31,		Variance
($ in millions)	2024	2023	2024 vs. 2023
Total revenue	$3,188	$2,902	$286	10%
Total operating expenses	2,520	2,384	136	6%
Operating income	668	518	150	29%
Net income before income taxes	421	205	216	105%
Net income	336	180	156	87%
Net income attributable to L&W	336	163	173	106%
Revenue
Gaming revenue benefited from our diversified portfolio of successful game franchises. Global Gaming machine sales increased by 22% and were the primary driver of $218 million, or 12%, Gaming revenue growth in 2024. Gaming revenue also benefited from the consistent demand for Gaming systems, as well as the continued momentum in Gaming operations, with strong performance in our U.S. and Canada premium install base which reached record levels, fueled by the improving performance of our diverse portfolio of hit franchises.
SciPlay revenue increased by $44 million, or 6%, due to increased average revenue per daily active user, partially offset by average monthly paying users decreasing slightly. Average revenue per daily active user grew 11% to $1.04, and average monthly revenue per paying user increased 10% in 2024.
iGaming revenue increased by $24 million, or 9%, primarily due to growth in both the North American and European markets, driven by the strength of our original content and growth in our partner network, while the prior year benefited from $6 million in certain termination fees.
Our 2024 consolidated revenues were impacted by $3 million of favorable foreign currency exchange impact compared to $9 million of unfavorable impact in the prior year.

Operating Expenses

	Year Ended December 31,		Variance
($ in millions)	2024	2023	2024 vs. 2023
Operating expenses:
Cost of services(1)	$448	$445	$3	1%
Cost of products(1)	483	427	56	13%
SG&A	872	808	64	8%
R&D	262	228	34	15%
D&A	361	384	(23)	(6)%
Restructuring and other	94	92	2	2%
Total operating expenses	$2,520	$2,384	$136	6%
(1) Excludes D&A.
Cost of Revenue
Cost of revenue for the year ended December 31, 2024 increased as a direct result of higher revenue as described above, driven by $56 million in higher cost of products primarily associated with higher gaming machine sales, while cost of services remained relatively flat, primarily due to favorable margins on SciPlay direct-to-consumer revenue.
SG&A
SG&A increased primarily due to higher salaries and benefits, excluding stock-based compensation, of $42 million, which increased as a result of changes in headcount and merit increases, and higher marketing expenses of $21 million, partially offset by a $7 million decrease in stock-based compensation.
R&D
R&D increased primarily due to higher salaries and benefits of $31 million, mostly in our Gaming and SciPlay segments.
D&A
D&A decreased primarily due to fully depreciated assets and amortized intangible assets related to certain of our legacy trade names as well as past acquisitions associated with our Gaming and iGaming segments, as well as a prior year impairment charge of $5 million related to SciPlay restructuring of a certain foreign studio. Accelerated amortization related to the legacy trade names totaled $29 million for the year ended December 31, 2023.
Restructuring and Other
The slight increase in restructuring and other was primarily due to higher charges related to certain legal matters, partially offset by lower professional service, legal and other costs related to the strategic review and related transactions. The year ended December 31, 2024 included $79 million in legal charges. The year ended December 31, 2023 included $15 million in costs associated with the SciPlay Merger and $7 million in professional services associated with the ASX listing. The year ended December 31, 2023 also included contingent consideration remeasurement charges of $19 million.
Other Factors Affecting Net Income Attributable to L&W

	Year Ended December 31,		Factors Affecting Net Income Attributable to L&W
(in millions)	2024	2023	2024 vs. 2023
Loss on debt financing transactions	$(2)	$(15)	Loss on debt financing transactions included charges of $12 million in 2023 associated with premiums paid to redeem certain senior notes.
Other income, net	48	11	Other income, net, included a $28 million gain on sale of assets in 2024 as well as the impact of changes in foreign currency exchange rates.
Income tax expense(1)	(85)	(25)	The increase in income tax expense was primarily due to the increase in worldwide income as well as tax benefits of internal restructuring transactions in the prior-year period.
(1) For additional information regarding the changes in our effective tax rates and the variance in our income tax expense, see Note 18.

Foreign Currency Exchange (“F/X”)
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

	Year Ended December 31,
	2024			2023
($ in millions)	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$158	5%	$3	$138	5%	$2
Euro	207	6%	1	198	7%	4
Australian Dollar	155	5%	(2)	95	3%	(4)
BUSINESS SEGMENT RESULTS
The following presents information about our business segment results of operations for the year ended December 31, 2024 compared to 2023. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report on Form 10-K for our business segment results of operations for the year ended December 31, 2023 as compared to 2022.
The types of products and services from which our segments derive their revenues are further discussed in Notes 2 and 3. Certain financial information relating to our segments, including segment revenue, significant expenses, AEBITDA and total assets and certain financial information relating to our revenue derived from and assets located in the U.S. and other geographic areas is included in Note 2.
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
•Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP and our proprietary brands such as ULTIMATE FIRE LINK®, HUFF N’ PUFF MONEY MANSION™, INVADERS! ATTACK FROM THE PLANET MOOLAH®, and DRAGON TRIO®. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles under both licensed brands and our proprietary brands. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.
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
Current Year Update
We continue to see strong demand for our Gaming products and services, primarily with Gaming machine sales. The increase in Gaming revenue for the year ended December 31, 2024, as compared to the prior year, was primarily driven by continued growth in Gaming machine sales of 22%, coupled with growth in Gaming operations and Gaming systems. Gaming operations also benefited from higher average daily revenue per unit, the continued success of our cabinets and strong game content performance. While demand remains strong, we are actively monitoring any impact of inflationary pressures and macroeconomic uncertainty that may impact our operations. We are also monitoring for any potential disruptions in our supply chain, such as those due to armed conflicts or hostilities or potential trade tariffs, and increase our inventory positions when deemed necessary to mitigate any expected or unexpected delays and fulfill customer orders timely. On September 23, 2024, we received an order from the U.S. District Court for the District of Nevada granting Aristocrat a preliminary injunction on future sales and distribution of our Dragon Train-themed games. We are executing a number of key initiatives to mitigate the immediate impact and any continuing business disruption from this order, as described in the “Business Overview” section above.
Results of Operations and Key Performance Indicators

	Year Ended December 31,		Variance
($ in millions, except per unit amounts)	2024	2023	2024 vs. 2023
Revenue:
Gaming operations	$690	$661	$29	4%
Gaming machine sales	865	708	157	22%
Gaming systems	302	268	34	13%
Table products	211	213	(2)	(1)%
Total revenue	$2,068	$1,850	$218	12%

F/X impact on revenue	$2	$—	$2	—%

KPIs:
U.S. and Canada units:
Installed base at period end	34,004	31,220	2,784	9%
Average daily revenue per unit	$48.65	$47.86	$0.79	2%

International units(1):
Installed base at period end	20,165	22,327	(2,162)	(10)%
Average daily revenue per unit	$15.82	$15.14	$0.68	4%

Gaming machine sales:
U.S. and Canada new unit shipments	22,320	18,500	3,820	21%
International new unit shipments	21,338	19,136	2,202	12%
Total new unit shipments	43,658	37,636	6,022	16%
Average sales price per new unit	$18,438	$17,229	$1,209	7%
(1) Units exclude those related to game content licensing.
Revenue
As noted above, Gaming revenue increased in 2024 as demand for our Gaming products and services remained strong, and our Gaming operations and Gaming machine sales have reached new heights. Gaming operations growth momentum continued, driven both by higher installed base for U.S. and Canada and higher average daily revenue per unit.
Gaming Operations
Gaming operations revenue for 2024 demonstrated continued momentum driven by strong game performance of hit franchises and premium games. Gaming operations installed base for U.S. and Canada increased from 31,220 units in 2023 to 34,004 units in 2024, along with an increase in average daily revenue per unit of $0.79, as growth in our premium games was only partially offset by reductions in our public gaming and leased core products. Average daily revenue per unit also increased for International units by $0.68. Alternatively, International ending installed base units decreased from 22,327 units in 2023 to 20,165 units in 2024, primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Greece and Latin America. Gaming operations generated 33% and 36% of total Gaming segment revenues for 2024 and 2023, respectively.
Gaming Machine Sales
The increase in Gaming machine sales revenue was primarily driven by higher sales of replacement units globally and an increase in casino opening and expansion activity internationally.

The following table summarizes Gaming machine sales changes:

	Year Ended December 31,		Variance
	2024	2023	2024 vs. 2023
U.S. and Canada unit shipments:
Replacement units	20,742	17,351	3,391	20%
Casino opening and expansion units	1,578	1,149	429	37%
Total unit shipments	22,320	18,500	3,820	21%

International unit shipments:
Replacement units	19,342	16,641	2,701	16%
Casino opening and expansion units	1,996	2,495	(499)	(20)%
Total unit shipments	21,338	19,136	2,202	12%
Operating Expenses
The increase in operating expenses is primarily due to $51 million in higher cost of revenue associated with the increase in revenue as described above, coupled with $29 million in higher SG&A and $28 million in higher R&D, partially offset by $26 million in lower D&A as a result of fully depreciated and amortized assets related to prior acquisitions and fully amortized legacy trade names during 2023. The increase in SG&A was primarily comprised of higher compensation expense of $17 million and $3 million of increased marketing expenses, along with various other drivers.
AEBITDA
AEBITDA increased by $109 million, or 12%, and AEBITDA margin remained flat at 50%. These results were primarily driven by increased revenue and a maintained favorable revenue mix.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on online platforms. SciPlay operates primarily in the social gaming market, which is characterized by game play online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to enhance game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue through advertising arrangements in certain games, which was not material for the periods presented. Players who install these games receive free, unlimited game play that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including Jackpot Party Casino, Gold Fish Casino, Quick Hit Slots, 88 Fortunes Slots, Monopoly Slots and Hot Shot Casino. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include Bingo Showdown and Backgammon Live. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
Current Year Update
Throughout 2024, SciPlay deployed updates across a number of their portfolio games, pursued international expansion and benefited from the proprietary direct-to-consumer platform.

2024 was another record year for total revenue and AEBITDA, and SciPlay continues to see higher player engagement. SciPlay’s year-over-year total revenue growth was 6%. This result is primarily attributable to the revenue generated by Quick Hit Slots, 88 Fortunes Slots, Jackpot Party Casino, and Gold Fish Casino. We believe that there is an opportunity for continued improvement of operating results in 2025 and beyond, as SciPlay continues to execute on its strategic game updates, enhanced analytics and international expansion.
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
Results of Operations and Key Performance Indicators

	Year Ended December 31,			Variance
(in millions unless otherwise noted)	2024	2023	2022	2024 vs. 2023
Revenue:
Third-party platforms and other(1)	$733	$768	$671	$(35)		(5)%
Direct-to-consumer platforms	88	9	—	79		nm
Total revenue	$821	$777	$671	$44		6%

F/X impact on revenue	$—	$(9)	$(3)	$9		nm

KPIs:
In-App Purchases:
Average MAU(2)	5.5	5.7	6.0	(0.2)		(4)%
Average DAU(3)	2.1	2.2	2.3	(0.1)		(5)%
ARPDAU(4)	$1.04	$0.94	$0.78	$0.10		11%
Average MPUs(5) (in thousands)	586	606	572	(20)		(3)%
AMRPPU(6)	$115.34	$104.82	$94.58	$10.52		10%
Payer Conversion Rate(7)	10.6%	10.6%	9.6%	—	pp	nm
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

Revenue
Revenue increased as social casino payer engagement increased with an increase in average monthly revenue per paying user. Direct-to-consumer revenue increased to $88 million in the current year.
ARPDAU increased due to increased monetization and as a function of lower average DAU. AMRPPU increased due to the continued enhancement of content and features resulting in increased paying player interaction. Average MPU decreased, with payer conversion remaining flat, primarily due to a churn in payers with an increase in AMRPPU.
Payer conversion rates continue to be elevated due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in their games.
Operating Expenses
The increase in operating expenses is primarily driven by higher marketing expenses of $17 million. Cost of revenue remained relatively flat due to the higher margin on direct-to-consumer revenue, which was largely offset by the increase in cost associated with revenue growth.
AEBITDA
AEBITDA increased by $29 million, and AEBITDA margin increased by 2 percentage points to 33%, primarily due to revenue growth and higher margins on our direct-to-consumer revenue as discussed above, partially offset by the increase in operating costs, which was primarily related to an increase in marketing expense.
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
The Company commenced the process of discontinuing Live Casino operations. This decision reflects our commitment to reallocate resources to maximize our return on investments, and we do not expect that this decision will have a material impact on iGaming business long-term growth prospects.
Results of Operations
Overall, iGaming revenue increased by $24 million or 9% as a result of the strength of our original content, growth in our partner network and momentum in the international and U.S. markets. Revenue in the prior year also benefited from $6 million in certain license termination fees, which impacted revenue growth by 2%. Wagers processed through our Open Gaming System increased to $91.0 billion for the year ended December 31, 2024, a 10% increase from the prior year.
Operating expenses increased due to increases in cost of revenue associated with the increase in revenue as described above, as well as increases in depreciation and amortization, offset by decreases in restructuring costs, as 2023 included $19 million in fair value adjustments of contingent acquisition considerations. AEBITDA increased by $3 million or 3%, primarily due to the increase in revenue described above, while AEBITDA margin decreased slightly to 33%, as prior year license termination fees impacted AEBITDA growth by 6%.
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
Determining the fair value of assets acquired and liabilities assumed requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expense could be accelerated or slowed. For example, for the acquisitions completed during 2022, if the intangible assets useful lives were extended by two years, the total annual depreciation and amortization would decrease by approximately $2 million, and if the useful lives were shortened by two years, the total annual depreciation and amortization would increase by approximately $3 million. Additionally, we record contingent acquisition consideration as a liability when applicable, the value of which is generally based on reaching certain earnings-based metrics. The related liability is recorded at fair value as of the acquisition date as part of the consideration transferred and remeasured each reporting period, with any change in fair value recorded to restructuring and other. See Note 15 for additional details.
Revenue Recognition
Our revenue recognition policies described in Note 3 require us to make significant judgments and estimates. The guidance requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract-specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:
•Contracts with multiple promised goods and services. Because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems revenue that often contains multiple promised goods and services was $302 million for the year ended December 31, 2024, or approximately 9% of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.
•Determination of stand-alone selling prices. The guidance requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services, the determination of a stand-alone selling price or the relative range may require significant judgment. Our total gaming systems revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $302 million for the year ended December 31, 2024, or approximately 9% of consolidated revenue.
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
We performed our annual goodwill impairment test as of October 1, 2024 using a qualitative assessment for all reporting units. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair values of these reporting units substantially exceeded their respective carrying values and there were no reporting units requiring further assessment.
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
Legal Contingencies
We are subject to certain legal proceedings, demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably estimated, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote and in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the liabilities and disclosures related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of legal liabilities could have a material impact on our results of operations, cash flows and financial position. For discussion of our legal proceedings, see Note 19, which is incorporated by reference into Item 3 of this Annual Report on Form 10-K.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of December 31, 2024, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver, discussed further in Note 14.
The following table summarizes our cash and available revolver capacity as of December 31, 2024 and 2023:

	As of December 31,
(in millions)	2024	2023
Cash and cash equivalents	$196	$425
Revolver capacity	750	750
Revolver capacity drawn	—	—
Letters of credit	(10)	(10)
Total	$936	$1,165
Sources and Uses of Liquidity
During 2024, we did not draw on the LNWI Revolver, and as of December 31, 2024, it remained undrawn and available. On February 10, 2025, we entered into an amendment to the LNWI Credit Agreement which, among other things, (i) provides for new revolving commitments in an amount of $1.0 billion, replacing the existing revolving commitments of $750 million, (ii) extends the maturity of the revolving commitments, and (iii) reduces the applicable margin for the revolving loans by up to 50 basis points. See Note 14 for further details.
Total cash held by our foreign subsidiaries was $127 million as of December 31, 2024 as compared to $166 million as of December 31, 2023. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. For certain Dragon Train game sales in which control of the units have transferred to a customer, but the title transfer is pending until the final payment is made, we have elected to designate future collections as restricted cash until the resolution of the Dragon Train litigation described under “Aristocrat Matters” in Note 19. The outstanding balance associated with these arrangements as of December 31, 2024 was approximately $28 million. Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. Based on prevailing interest rates at December 31, 2024, we expect to pay required principal and interest payments on our debt in 2025 totaling approximately $23 million and $257 million, respectively (inclusive of the impact of interest rate swap contracts).
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
On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of our outstanding common stock. Repurchases under this share repurchase program may be effected at the discretion of the Transaction Committee of the Board of Directors through one or more open market repurchases, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial or other arrangements, or a combination of the foregoing. The share repurchase program may be suspended or discontinued at any time. During the year ended December 31, 2024, we repurchased 4.8 million shares of common stock at an aggregate cost of $462 million, of which 3.0 million shares with an aggregate cost of $287 million were repurchased under the new June 2024 share repurchase program.
On February 18, 2025, we announced the strategic acquisition of Grover Charitable Gaming for cash consideration of $850 million at closing and up to $200 million in contingent acquisition consideration payments over a four-year period. The transaction will be funded with the combination of existing cash, incremental debt financing and the recently expanded LNWI Revolver, and it is expected to close during the second quarter of 2025, subject to required regulatory and other approvals and customary closing conditions.
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
Cash Flow Summary

	Year Ended December 31,		Variance
(in millions)	2024	2023	2024 vs. 2023
Net cash provided by operating activities	$632	$590	$42
Net cash used in investing activities(1)	(258)	(251)	(7)
Net cash used in financing activities	(577)	(788)	211
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	3	(9)
Decrease in cash, cash equivalents and restricted cash	$(209)	$(446)	$237
(1) The year ended December 31, 2023 includes $3 million in cash used related to discontinued operations.

Cash flows from operating activities

	Year Ended December 31,		Variance
(in millions)	2024	2023	2024 vs. 2023
Net income	$336	$180	$156
Adjustments to reconcile net income to net cash provided by operating activities	372	492	(120)
Changes in working capital accounts, excluding the effects of acquisitions	(76)	(82)	6
Net cash provided by operating activities	$632	$590	$42
Net cash provided by operating activities increased in 2024, primarily due to a $36 million increase in earnings and, to a lesser extent, favorable changes in working capital. The changes in our working capital accounts for the year ended December 31, 2024 were primarily driven by the following:
•$148 million of increase in receivables due to revenue growth, timing of collections including the roll out of certain financed units for international customers, as well as timing of collections from SciPlay platform providers;
•$59 million favorable change in accounts payable and accrued liabilities primarily as a result of the timing of expenditures;
•$25 million favorable change in income taxes payable, net, due to an increase in income tax expense and the timing of income tax payments; and
•$14 million unfavorable change in other assets and liabilities primarily related to increases in various prepaid expenses and timing of contract assets and liabilities.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to higher Gaming business capital expenditures in the current year in order to support Gaming operations growth. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities decreased, as in the prior year we paid $519 million for SciPlay Class A common stock, including that which was required to complete the SciPlay Merger, partially offset by increased purchases of L&W common stock under our share repurchase programs and net redemptions of common stock under stock-based compensation plans during the current year. During the years ended December 31, 2024 and 2023, we purchased $462 million and $171 million, respectively, of our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 14 and 15 as well as Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any significant off-balance sheet arrangements.
ITEM 7A. DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of December 31, 2024, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt and effectively fix the interest rate that we pay. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. For the year ended December 31, 2024, the one-month Chicago Mercantile Exchange Term SOFR was 4.33%. As of December 31, 2024, the total notional amount of these interest rate swaps was $700 million, which effectively fixes $700 million of the variable rate debt described above. These hedges mature in April 2027.
For additional information regarding our long-term debt and interest rate swap contracts, see Notes 14 and 15, respectively.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 71.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Light & Wonder, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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
February 25, 2025

ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.
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
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2025 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Light & Wonder, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue Recognition – Refer to Note 3 to the financial statements
Critical Audit Matter Description
Certain of the Company’s revenue contracts with customers include multiple promises (such as hardware, software, professional services, and maintenance among others). The Company is required to evaluate the components of a contract using applicable GAAP and determine whether each promise represents a performance obligation. The evaluation of the components of a contract, including lease and non-lease components and performance obligations, can require significant judgment and could change the amount of revenue recognized in a given period.
We identified the evaluation of components for contracts with higher values as a critical audit matter because of the judgments and estimates management makes to evaluate such contracts and the impact of such judgments on the amount of revenue recognized in a given period. This required a high degree of auditor judgment and an increased extent of testing.

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
February 25, 2025
We have served as the Company’s auditor since 2003.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Services	$2,105	$1,991	$1,795
Products	1,083	911	717
Total revenue	3,188	2,902	2,512
Operating expenses:
Cost of services(1)	448	445	390
Cost of products(1)	483	427	348
Selling, general and administrative	872	808	717
Research and development	262	228	218
Depreciation, amortization and impairments	361	384	420
Restructuring and other	94	92	146
Operating income	668	518	273
Other (expense) income:
Interest expense	(293)	(309)	(327)
Loss on debt financing transactions	(2)	(15)	(147)
Gain on remeasurement of debt and other	—	—	27
Other income, net	48	11	11
Total other expense, net	(247)	(313)	(436)
Net income (loss) from continuing operations before income taxes	421	205	(163)
Income tax expense	(85)	(25)	(13)
Net income (loss) from continuing operations	336	180	(176)
Net income from discontinued operations, net of tax(2)	—	—	3,873
Net income	336	180	3,697
Less: Net income attributable to noncontrolling interest	—	17	22
Net income attributable to L&W	$336	$163	$3,675
Per Share - Basic:
Net income (loss) from continuing operations	$3.77	$1.79	$(2.09)
Net income from discontinued operations	—	—	40.87
Net income attributable to L&W	$3.77	$1.79	$38.78
Per Share - Diluted:
Net income (loss) from continuing operations	$3.68	$1.75	$(2.09)
Net income from discontinued operations	—	—	40.87
Net income attributable to L&W	$3.68	$1.75	$38.78
Weighted average number of shares used in per share calculations:
Basic shares	89	91	95
Diluted shares	91	93	95
(1) Excludes D&A.
(2) The year ended December 31, 2022 includes a pre-tax gain of $4,927 million on the sale of discontinued operations (see Note 1).
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$336	$180	$3,697
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	(81)	42	(84)
Derivative financial instruments unrealized (loss) gain, net of tax	(1)	(7)	27
Total other comprehensive (loss) income	(82)	35	(57)
Total comprehensive income	254	215	3,640
Less: comprehensive income attributable to noncontrolling interest	—	17	22
Comprehensive income attributable to L&W	$254	$198	$3,618
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$196	$425
Restricted cash	110	90
Receivables, net of allowance for credit losses of $35 and $38, respectively	585	506
Inventories	158	177
Prepaid expenses, deposits and other current assets	134	113
Total current assets	1,183	1,311
Non-current assets:
Restricted cash	6	6
Receivables, net of allowance for credit losses of $5 and $3, respectively	97	37
Property and equipment, net	286	236
Operating lease right-of-use assets	44	52
Goodwill	2,890	2,945
Intangible assets, net	454	605
Software, net	161	158
Deferred income taxes	229	142
Other assets	71	60
Total assets	$5,421	$5,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23	$22
Accounts payable	216	241
Accrued liabilities	447	404
Income taxes payable	49	29
Total current liabilities	735	696
Deferred income taxes	12	20
Operating lease liabilities	31	39
Other long-term liabilities	160	180
Long-term debt, excluding current portion	3,847	3,852
Total liabilities	4,785	4,787
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized, 117 and 116 shares issued, respectively, and 86 and 90 shares outstanding, respectively	1	1
Additional paid-in capital	1,200	1,118
Retained earnings	1,016	680
Treasury stock, at cost, 31 and 26 shares, respectively	(1,216)	(751)
Accumulated other comprehensive loss	(365)	(283)
Total stockholders’ equity	636	765
Total liabilities and stockholders’ equity	$5,421	$5,552
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
December 31, 2021	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings and other	—	(35)	—	—	—	—	(35)
Purchase of treasury stock	—	—	—	(405)	—	—	(405)
Purchase of SciPlay Class A common stock	—	(35)	—	—	—	(2)	(37)
Stock-based compensation	—	60	—	—	—	1	61
Net income	—	—	3,675	—	—	22	3,697
Other comprehensive loss	—	—	—	—	(57)	—	(57)
December 31, 2022	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(9)	—	—	—	—	(9)
Purchase of treasury stock	—	—	—	(171)	—	—	(171)
Purchase of SciPlay Class A common stock	—	(23)	—	—	—	—	(23)
Acquisition of SciPlay noncontrolling interest, net of tax effects	—	(300)	—	—	—	(188)	(488)
Stock-based compensation	—	55	—	—	—	—	55
Net income	—	—	163	—	—	17	180
Other comprehensive income	—	—	—	—	35	—	35
December 31, 2023	$1	$1,118	$680	$(751)	$(283)	$—	$765
Settlement of liability awards	—	67	—	—	—	—	67
Vesting of RSUs, net of tax withholdings and other	—	(52)	—	—	—	—	(52)
Purchase of treasury stock	—	—	—	(465)	—	—	(465)
Stock-based compensation	—	67	—	—	—	—	67
Net income	—	—	336	—	—	—	336
Other comprehensive loss	—	—	—	—	(82)	—	(82)
December 31, 2024	$1	$1,200	$1,016	$(1,216)	$(365)	$—	$636
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$336	$180	$3,697
Less: Income from discontinued operations, net of tax	—	—	(3,873)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation, amortization and impairments	361	384	420
Contingent acquisition considerations fair value adjustments	(6)	16	21
Change in deferred income taxes	(108)	(84)	(29)
Stock-based compensation	110	118	69
Non-cash interest expense	9	10	14
Provision for bad debts and inventory charges	14	12	—
Loss on debt financing transactions	2	15	147
Gain on remeasurement of debt	—	—	(27)
Foreign currency transaction net losses, (gain) on sale of assets and other, net	(10)	21	(1)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(148)	(68)	(35)
Inventories	2	(29)	(65)
Other assets and liabilities	(14)	(10)	(40)
Income taxes payable, net	25	(40)	(649)
Accounts payable and accrued liabilities	59	65	(74)
Net cash provided by (used in) operating activities from continuing operations	632	590	(425)
Net cash provided by operating activities from discontinued operations	—	—	44
Net cash provided by (used in) operating activities	632	590	(381)
Cash flows from investing activities:
Capital expenditures	(294)	(242)	(216)
Acquisitions of businesses and assets, net of cash acquired	(5)	(4)	(136)
Proceeds from settlement of cross-currency interest rate swaps	—	—	50
Proceeds from sale of investments and other, net	41	(2)	50
Net cash used in investing activities from continuing operations	(258)	(248)	(252)
Net cash (used in) provided by investing activities from discontinued operations(1)	—	(3)	6,368
Net cash (used in) provided by investing activities	(258)	(251)	6,116

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	205	280
Repayments under revolving credit facilities	—	(205)	(280)
Proceeds from issuance of senior notes and term loans	—	550	2,200
Repayments of notes and term loans (including redemption premium)	—	(562)	(6,984)
Payments on long-term debt	(11)	(22)	(109)
Payments of debt issuance and deferred financing costs	(4)	(8)	(37)
Payments on license obligations	(34)	(31)	(35)
Payments of contingent acquisition considerations	(16)	(14)	(14)
Purchase of L&W common stock	(462)	(170)	(405)
Purchase of SciPlay’s Class A common stock	—	(23)	(37)
Acquisition of SciPlay noncontrolling interest	—	(496)	—
Net redemptions of common stock under stock-based compensation plans and other	(50)	(12)	(39)
Net cash used in financing activities from continuing operations	(577)	(788)	(5,460)
Net cash used in financing activities from discontinued operations	—	—	(3)
Net cash used in financing activities	(577)	(788)	(5,463)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	3	(6)
(Decrease) increase in cash, cash equivalents and restricted cash	(209)	(446)	266
Cash, cash equivalents and restricted cash, beginning of period	521	967	701
Cash, cash equivalents and restricted cash, end of period	312	521	967
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—	—
Cash, cash equivalents and restricted cash of continuing operations, end of period	$312	$521	$967
Supplemental cash flow information:
Cash paid for interest	$286	$306	$351
Income taxes paid	164	147	692
Distributed earnings from equity investments	2	4	6
Cash paid for contingent acquisition considerations included in operating activities	22	17	7

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
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We report our results of operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services.
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
Pending Acquisition
On February 17, 2025, we entered into a purchase agreement with Grover Gaming, Inc. and G2 Gaming, Inc. to acquire certain assets and assume certain liabilities constituting Grover Charitable Gaming, a leading provider of electronic pull-tabs distributed over five U.S. states: North Dakota, Ohio, Virginia, Kentucky and New Hampshire. The total consideration to be paid in connection with this transaction consists of $850 million in cash at closing, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments over a four-year period based on achievement of certain revenue and business expansion metrics. The transaction is expected to close during the second quarter of 2025, subject to required regulatory and other approvals and customary closing conditions.
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
Restricted cash
We are required by gaming regulations to maintain sufficient reserves in restricted cash accounts to be used for the purpose of funding payments to WAP jackpot winners. These restricted cash balances are based primarily on the jackpot meters displayed to slot players or for previously won jackpots and vary by jurisdiction. Compliance with maintaining adequate restricted cash balances and complying with appropriate investment guidelines for jackpot funding is periodically reported to gaming authorities. Additionally, restricted cash includes Gaming operation transactions collected on behalf of certain customers and funds that the Company designated as restricted associated with certain collections for Dragon Train game sales in which control of the units has transferred to a customer, but the title transfer is pending until the final payment is made.
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
Amortization expense related to these licenses and recorded in D&A for the years ended December 31, 2024, 2023 and 2022 was $27 million, $30 million and $34 million, respectively.
The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2024	2023
Current liabilities	$30	$31
Other long-term liabilities	23	53
Total minimum guarantee obligations	$53	$84
Weighted average remaining term (in years)	2	3
The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ending December 31,
	2025	2026	2027	2028	2029 and After
Expected future payments	$30	$13	$10	$—	$—
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
Other long-term liabilities
We record various liabilities with terms longer than one year past the balance sheet date, including income taxes payable, license liabilities, WAP annuity liabilities and contingent consideration liabilities.
Noncontrolling interest
On October 23, 2023, we acquired the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to a merger (the “SciPlay Merger”) in an all-cash transaction of $496 million, excluding transaction fees and expenses. Prior to the SciPlay Merger, we owned a controlling financial interest in SciPlay, approximately 83% of SciPlay’s outstanding common stock, and we have consolidated SciPlay for all periods presented. The noncontrolling interest share of equity in SciPlay is reflected as noncontrolling interest in the accompanying consolidated financial statements for periods prior to October 23, 2023. As a result of SciPlay Merger, SciPlay ceased to be publicly traded and became a wholly-owned subsidiary of L&W.
Advertising costs
The cost of advertising is expensed as incurred and totaled $177 million, $160 million and $162 million in 2024, 2023 and 2022, respectively.
R&D
R&D relates primarily to software product development costs incurred until technological feasibility has been established and costs that do not meet internal-use software capitalization criteria. Employee-related costs associated with product development are included in R&D. Such costs are expensed as incurred.

Other income, net
Other income, net for the years ended December 31, 2024, 2023 and 2022 primarily consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Foreign currency transaction net loss	$(6)	$(29)	$(13)
Interest income	20	34	17
Gain on sale of assets	28	—	1
Other, net	6	6	6
Total	$48	$11	$11
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
Discontinued operations
We completed the Divestitures of our former Lottery Business and Sports Betting Business during 2022. For the sale of our former Lottery Business completed during the second quarter of 2022, we received $5.7 billion in gross cash proceeds and recorded a pre-tax gain of $4.6 billion. For the sale of our former Sports Betting Business completed during the third quarter of 2022, we received $793 million in gross proceeds and recorded a pre-tax gain of $359 million. We have reflected the prior period financial results of these Divested Businesses as discontinued operations in our consolidated statements of operations.
The summarized results of our discontinued operations were as follows:

Year Ended December 31, 2022
Total revenue	$371
Total cost of revenue(1)	177
Other operating expenses(2)	182
Operating income	12
Total other income, net	9
Net income from discontinued operations before income taxes	21
Gain on sale of discontinued operations before income taxes	4,927
Total net income from discontinued operations before income taxes	4,948
Income tax expense	(1,075)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$3,873
(1) Excludes D&A.
(2) Includes stock-based compensation of $18 million and direct transaction closing fees of $87 million for the year ended December 31, 2022.
New Accounting Guidance
The FASB issued ASU No. 2023-07, Segment Reporting (Topic 820) in November 2023. The new guidance enhances reportable segment disclosure requirements. Public entities are required to disclose significant segment expenses and other segment items by reportable segment if they are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in each reported measure of segment profit or loss. Additionally, disclosure of the titles and positions of the CODM is required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s) and other disclosures.

We adopted this standard during the current fiscal year and applied it retrospectively to all prior periods as presented in Note 2. The adoption of this guidance did not have a material effect on our consolidated financial statements.
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
The FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) in November 2024. This new guidance requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period, including purchases of inventory, employee compensation, depreciation and intangible asset amortization that is included in each relevant expense caption. This guidance also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other increased disclosures. The amendments in ASU No. 2024-03 are effective for all public entities for fiscal years beginning after December 15, 2026, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
(2) Business Segments
We report our operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. Our Gaming business segment generally sells game content and gaming machines, VGTs and VLTs (including conversion kits and parts), and leases or otherwise provides gaming content, gaming machines and server-based systems. It also sells and supports CMS-based software and hardware, licenses PTG content and supplies Shufflers and other table products utilities to commercial, tribal and governmental gaming operators. Our SciPlay business segment develops, markets and operates a portfolio of social games played on various online platforms. Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services. See Note 3 for the products and services from which each reportable segment derives its revenues.
In evaluating financial performance, our CODM (defined as our Chief Executive Officer) focuses on adjusted earnings before interest, taxes, depreciation and amortization (“AEBITDA”) as management’s primary segment measure of profit or loss, which is described in footnote (5) to the below table. Our CODM uses business segment AEBITDA to evaluate the performance of each business segment and allocate resources. Additionally, AEBITDA is one of the key metrics used in our incentive compensation program. The accounting policies for our business segments are the same as those described in these Notes.

The following tables present our segment information:

	Year Ended December 31, 2024
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$2,068	$821	$299	$3,188	$—	$3,188
Cost of revenue(2)	(603)	(231)	(97)	(931)	—	(931)
Payroll and related(3)	(321)	(102)	(70)	(493)	—	(493)
Other segment reconciling items(4)	(117)	(216)	(34)	(367)	(153)	(520)
AEBITDA(5)	1,027	272	98	1,397	(153)	1,244
Reconciling items to net income from continuing operations before income taxes:
Restructuring and other	(2)	(1)	(4)	(7)	(87)	(94)
D&A					(361)	(361)
Interest expense					(293)	(293)
Loss on debt refinancing transactions					(2)	(2)
Other income, net					37	37
Stock-based compensation					(110)	(110)
Net income from continuing operations before income taxes						$421
Assets as of December 31, 2024	$3,964	$444	$735	$5,143	$278	$5,421
Capital expenditures for the year ended December 31, 2024	$238	$18	$24	$280	$14	$294
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total reportable business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) Excludes D&A.
(3) Excludes stock-based compensation.
(4) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance, and other operating expenses.
(5) AEBITDA is reconciled to net income (loss) from continuing operations before income taxes with the following adjustments: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs and other unusual items; (3) interest expense; (4) loss on debt refinancing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other income (expense), net, including foreign currency gains or losses and earnings (loss) from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Year Ended December 31, 2023
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,850	$777	$275	$2,902	$—	$2,902
Cost of revenue(2)	(553)	(235)	(84)	(872)	—	(872)
Payroll and related(3)	(274)	(98)	(63)	(435)	—	(435)
Other segment reconciling items(4)	(105)	(201)	(33)	(339)	(138)	(477)
AEBITDA(5)	918	243	95	1,256	(138)	1,118
Reconciling items to net income from continuing operations before income taxes:
Restructuring and other	(11)	(10)	(25)	(46)	(46)	(92)
D&A					(384)	(384)
Interest expense					(309)	(309)
Loss on debt financing transactions					(15)	(15)
Other income, net					5	5
Stock-based compensation					(118)	(118)
Net income from continuing operations before income taxes						$205
Assets as of December 31, 2023	$4,023	$473	$712	$5,208	$344	$5,552
Capital expenditures for the year ended December 31, 2023	$181	$18	$30	$229	$13	$242
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total reportable business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.

(2) Excludes D&A.
(3) Excludes stock-based compensation.
(4) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance, and other operating expenses.
(5) AEBITDA is described in footnote (5) to the first table in this Note 2.

	Year Ended December 31, 2022
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,601	$671	$240	$2,512	$—	$2,512
Cost of revenue(2)	(462)	(204)	(72)	(738)	—	(738)
Payroll and related(3)	(273)	(80)	(60)	(413)	—	(413)
Other segment reconciling items(4)	(99)	(200)	(28)	(327)	(121)	(448)
AEBITDA(5)	767	187	80	1,034	(121)	913
Reconciling items to consolidated net loss from continuing operations before income taxes:
Restructuring and other	(6)	(5)	(23)	(34)	(112)	(146)
D&A					(420)	(420)
Interest expense					(327)	(327)
Loss on debt financing transactions					(147)	(147)
Gain on remeasurement of debt and other					27	27
Other income, net					6	6
Stock-based compensation					(69)	(69)
Net loss from continuing operations before income taxes						$(163)
Capital expenditures for the year ended December 31, 2022	$151	$12	$32	$195	$21	$216
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total reportable business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.
(2) Excludes D&A.
(3) Excludes stock-based compensation.
(4) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance, and other operating expenses.
(5) AEBITDA is described in footnote (5) to the first table in this Note 2.
The following tables present revenue by customer location and property and equipment by geographic location:

	Year Ended December 31,
	2024	2023	2022
Revenue:
U.S.	$2,087	$1,948	$1,734
Other	1,101	954	778
Total	$3,188	$2,902	$2,512

	As of December 31,
	2024	2023
Property and equipment, net:
U.S.	$238	$196
Other	48	40
Total	$286	$236

(3) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Year Ended December 31,
	2024	2023	2022
Gaming
Gaming operations	$690	$661	$635
Gaming machine sales	865	708	522
Gaming systems	302	268	255
Table products	211	213	189
Total	$2,068	$1,850	$1,601
SciPlay
Third-party platforms and other(1)	$733	$768	$671
Direct-to-consumer platforms	88	9	—
Total	$821	$777	$671
iGaming	$299	$275	$240
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
Our credit terms are predominately short term in nature. We also grant extended payment terms under certain Gaming contracts, with financing terms of more than 12 months, generally where the sale is secured by the related equipment sold. For these contracts with customers for which the financing component is determined to be significant to the contract, and that have financing terms of more than 12 months, the contract transaction price is adjusted for the effect of a financing component (time value of money).
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
Gaming Operations
Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment and content, electronic table game products and VLTs under a variety of recurring operating, service or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue by $23 million, $17 million and $23 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The amount of rental income revenue in services revenue within the consolidated statements of operations that is outside the scope of ASC 606 was $539 million, $498 million and $466 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
SciPlay
SciPlay in-app purchase revenues are generated from the sale of virtual coins, chips and bingo cards (“coins, chips and cards”), which players can use to play casino‑style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use bingo cards in the case of bingo games). SciPlay distributes its games through various global social online platforms, such as Facebook, Apple, Google, Amazon and Microsoft, as well as its own proprietary direct-to-consumer in-app purchase platform. Control transfers, and SciPlay recognizes revenues, from player purchases of coins, chips and cards as the coins, chips and cards are consumed for game play and cannot be redeemed nor exchanged for cash. SciPlay determined through a review of play behavior that game players generally do not purchase additional coins, chips and cards until their existing coins, chips and cards balances have been substantially consumed. As SciPlay is able to track the duration between purchases of coins, chips and cards for individual game players for specific games, SciPlay is able to reliably estimate the period of time over which coins, chips and cards are consumed. Accordingly, for most games, SciPlay recognizes revenue using an item-based revenue model. Because SciPlay has control over the content and functionality of games before they are accessed by the end user, SciPlay has determined it is the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to third-party platform providers (such as Facebook, Apple, Amazon, Google and Microsoft) and to our direct-to-consumer payment processor are recorded within cost of services.
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
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Year Ended December 31, 2024
Contract liability balance, beginning of period(1)	$27
Liabilities recognized during the period	16
Amounts recognized in revenue from beginning balance	(22)
Contract liability balance, end of period(1)	$21
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
The following table summarizes our opening and closing balances in our receivables and contract assets:

	Receivables	Contract Assets(1)
End of period balance, December 31, 2023	$543	$24
End of period balance, December 31, 2024	682	43
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

	Year Ended December 31,
	2024	2023	2022
Employee severance and related	$6	$16	$10
Legal and related (see Note 19)	79	—	8
Strategic review and related(1)	1	40	83
Contingent acquisition considerations(2)	—	19	21
Restructuring, integration and other	8	17	24
Total	$94	$92	$146
(1) Includes costs associated with the SciPlay Merger, ASX listing, Divestitures (including ongoing separation activities), rebranding and related activities.
(2) Represents contingent consideration fair value adjustment (see Note 15).
(5) Basic and Diluted Net Income Attributable to L&W Per Share
Basic and diluted net income attributable to L&W per share is based upon net income attributable to L&W divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income from continuing operations.
The below table presents a reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2024	2023	2022
Weighted average shares for basic earnings per share	89	91	95
RSUs	2	2	—
Weighted average shares for diluted earnings per share	91	93	95
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

The following table summarizes the components of current and long-term receivables, net:

	As of December 31,
	2024	2023
Current:
Receivables(1)	$620	$544
Allowance for credit losses	(35)	(38)
Current receivables, net	585	506
Long-term:
Receivables(1)	102	40
Allowance for credit losses	(5)	(3)
Long-term receivables, net	97	37
Total receivables, net	$682	$543
(1) Included $20 million and $69 million in Current and Long-term receivables, respectively, as of December 31, 2024, and $5 million and $23 million in Current and Long-term receivables, respectively, as of December 31, 2023, related to sales-type leases receivables.

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
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of December 31, 2024		As of December 31, 2023
	Total	Balances over 90 days past due	Total	Balances over 90 days past due
Receivables:
U.S. and Canada	$369	$4	$344	$13
International	353	39	240	50
Total receivables	722	43	584	63
Receivables allowance:
U.S. and Canada	(15)	(1)	(17)	(3)
International	(25)	(15)	(24)	(12)
Total receivables allowance	(40)	(16)	(41)	(15)
Receivables, net	$682	$27	$543	$48
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for the years ended December 31, 2024 and 2023 is as follows:

	2024			2023
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(41)	$(17)	$(24)	$(40)
Provision	(5)	—	(5)	(5)
Charge-offs and recoveries	6	2	4	4
Allowance for credit losses as of December 31	$(40)	$(15)	$(25)	$(41)

At December 31, 2024, 4% of our total receivables, net, were past due by over 90 days compared to 9% at December 31, 2023.
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

	As of December 31, 2024
	Total	Current	Balances over 90 days past due
Receivables	$73	$50	$23
Allowance for credit losses	(20)	(11)	(9)
Receivables, net	$53	$39	$14
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2024 and 2023, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
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

Inventories consisted of the following:

	As of December 31,
	2024	2023
Parts and work-in-process	$126	$113
Finished goods	32	64
Total inventories	$158	$177
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
We record inventory valuation charges in cost of products and recorded charges of $14 million, $14 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
Land	$6	$6
Buildings and leasehold improvements	64	59
Gaming machinery and equipment	745	718
Furniture and fixtures	29	26
Construction in progress	9	7
Other property and equipment	102	94
Less: accumulated depreciation	(669)	(674)
Total property and equipment, net	$286	$236
Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$134	$117	$111
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
2022 Acquisitions
In March 2022, SciPlay acquired 80% of all issued and outstanding share capital of privately held Alictus Yazilim Anonim Şirketi (“Alictus”), a Turkey-based hyper-casual game studio for approximately $108 million cash consideration, net of cash acquired. The remaining 20% was agreed to be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the five years following the acquisition date. For the additional stake acquired during 2023 and 2024, no payments were made, as specified revenue and earnings targets were not met. Any future payments associated with the acquisition of the remaining stake to be acquired represent a redeemable non-controlling interest, with a minimum payout of $0 million and a maximum payout of $200 million. The Alictus acquisition expanded SciPlay’s business in the casual gaming market.
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
(2) Fair values were determined using an income approach primarily based on reaching certain revenue and earnings-based metrics, with discount rates ranging between 2% and 16% and a maximum payout of up to $213 million, of which an estimated $15 million remains.

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
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of two to fifteen years with no estimated residual values, which materially approximates the expected pattern of use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors. The following tables present certain information regarding our intangible assets as of December 31, 2024 and 2023.

	As of December 31,
	2024			2023
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$898	$(624)	$274	$904	$(567)	$337
Intellectual property	924	(801)	123	947	(771)	176
Licenses	290	(242)	48	290	(217)	73
Brand names	128	(125)	3	129	(120)	9
Trade names	161	(159)	2	163	(157)	6
Patents and other	11	(7)	4	11	(7)	4
Total intangible assets	$2,412	$(1,958)	$454	$2,444	$(1,839)	$605
The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2024	2023	2022
Amortization expense(1)	$149	$199	$239
(1) The year ended December 31, 2023 includes an intangible assets non-cash impairment charge of $4 million related to SciPlay restructuring of a certain foreign studio.
Estimated intangible asset amortization expense for the year ending December 31, 2025 and each of the subsequent four years is as follows:

	Year Ending December 31,
	2025	2026	2027	2028	2029
Amortization expense	$116	$103	$96	$70	$48
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
During the fourth quarter of 2021 and as a result of corporate-wide rebranding, we determined that useful lives for certain of our finite-lived and previously indefinite-lived trade names in our Gaming business segment warranted a change. We first performed an impairment assessment, which indicated that carrying values of these trade names were not impaired. The change in useful life determination was treated as a change in estimate with a $109 million carrying value of these legacy trade names being amortized on a straight-line basis beginning in the fourth quarter of 2021 over twenty months, which materially approximated the expected pattern of use. The incremental expense of this change for the years ended December 31, 2023 and 2022 was $29 million and $59 million, respectively, and recorded in D&A.
Goodwill
The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2022 to December 31, 2024.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2022	$2,373	$213	$333	$2,919
Foreign currency adjustments	15	(3)	14	26
Balance as of December 31, 2023	2,388	210	347	2,945
Foreign currency adjustments	(18)	(1)	(23)	(42)
Other	(13)	—	—	(13)
Balance as of December 31, 2024	$2,357	$209	$324	$2,890
(1) Accumulated goodwill impairment charges for the Gaming segment as of December 31, 2024 were $989 million.

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
We review our operating segments in accordance with ASC 350 to determine reporting units within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have six reporting units: Gaming, U.K. Gaming, Casino Management Systems, Table Products, SciPlay and iGaming. For business segment information, see Note 2.
Our annual goodwill impairment tests as of October 1, 2024 indicated it was more likely than not that the fair values of each of our reporting units that have goodwill exceeded their respective carrying values.
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
Software, net consisted of the following:

	As of December 31,
	2024	2023
Software	$1,137	$1,083
Accumulated amortization	(976)	(925)
Software, net	$161	$158
In the years ended December 31, 2024 and 2023, we capitalized $87 million and $85 million, respectively, of development expenditures.
The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$78	$68	$70

(12) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2024	2023
Compensation and benefits(1)	$140	$139
Accrued interest	31	35
Accrued licenses	31	31
Legal matters	89	12
Contract liabilities (including customer advances, deposits and funds held on behalf of customers)	21	25
Taxes, other than income	16	10
Operating lease liabilities	16	19
Contingent acquisition consideration liabilities	8	39
Other	95	94
Total	$447	$404
(1) Includes $44 million and $67 million in liability-classified equity awards as of December 31, 2024 and 2023, respectively.
(13) Leases and Other Commitments
Leases
Our operating leases primarily consist of real estate leases such as offices, warehouses and research and development facilities. Our leases have remaining lease terms ranging from one to nine years, some of which include options to extend the leases for up to three years or to terminate the leases within one year. Our finance leases are immaterial.
Our total operating lease expense was $24 million, $23 million and $22 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$44	$52
Accrued liabilities	16	19
Operating lease liabilities	31	39
Total operating lease liabilities	$47	$58
Weighted average remaining lease term, years	3	4
Weighted average discount rate	6%	6%

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$23	$22	$20
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$12	$16	$17
Lease liability maturities are as follows:

	2025	2026	2027	2028	2029	Thereafter	Less Imputed Interest	Total
Operating leases	$19	$15	$9	$7	$2	$—	$(5)	$47
As of December 31, 2024, we did not have material additional operating leases that have not yet commenced.

Other Commitments
U.S. 401(k) plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2024, 2023 and 2022 amounted to $9 million, $9 million and $8 million, respectively.
(14) Long-Term Debt
Outstanding Debt
The following table reflects our outstanding debt:

	As of December 31,
	2024					2023
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2027	variable	$—	$—	$—	$—
LNWI Term Loan B	2029	variable	2,156	(23)	2,133	2,141
LNWI Senior Notes:
2028 Unsecured Notes	2028	7.000%	700	(5)	695	694
2029 Unsecured Notes	2029	7.250%	500	(4)	496	495
2031 Unsecured Notes	2031	7.500%	550	(7)	543	543
Other	—	—	3	—	3	1
Total long-term debt outstanding			$3,909	$(39)	$3,870	$3,874
Less: current portion of long-term debt					(23)	(22)
Long-term debt, excluding current portion					$3,847	$3,852
Fair value of debt(1)			$3,945

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
The following reflects the principal amount of debt payments due over the next five years and beyond as of December 31, 2024:

Due	Total Principal Due	Series of Debt	Principal Due per Series of Debt
2025	$23	Term Loan B	$22
		Other	1
2026	22	Term Loan B	21
		Other	1
2027	23	Term Loan B	22
		Drawn Revolving Credit Facility	—
		Other	1
2028	721	Term Loan B	21
		2028 Unsecured Notes	700
2029	2,570	Term Loan B	2,070
		2029 Unsecured Notes	500
2030 and beyond	550	2031 Unsecured Notes	550
Unamortized discount and deferred financing costs	(39)
Total debt book value as of December 31, 2024	$3,870

Credit Agreement
L&W and certain of its subsidiaries are party to the LNWI Credit Agreement. As of December 31, 2024, this credit agreement included (a) the LNWI Revolver, a revolving credit facility of $750 million maturing April 14, 2027, with up to $350 million available for issuances of letters of credit and (b) the LNWI Term Loan B, a term loan facility with an initial aggregate principal amount of $2.2 billion that matures April 14, 2029.
On February 10, 2025, we entered into an amendment to the LNWI Credit Agreement. The amendment, among other things, (i) provides for new revolving commitments under the LNWI Revolver in an amount of $1.0 billion, which replace the existing revolving commitments (which were in an amount of $750 million), (ii) extends the maturity of the revolving commitments to the earlier of (x) February 10, 2030 and (y) such earlier date that is 91 days prior to the maturity of our existing term loans (scheduled to mature on April 14, 2029) and existing notes (the earliest maturity of which is scheduled for May 15, 2028), solely to the extent more than $500 million of such term loans and/or such applicable notes are outstanding on such earlier date, and subject to us having sufficient liquidity to repay such term loans and/or applicable notes at such time and (iii) reduces the applicable margin for the revolving loans bearing interest at Adjusted Term SOFR Rate (or an alternative benchmark rate for non-US dollar borrowings) to, based upon certain leverage tests, between 2.00% and 1.50% per annum, and for loans bearing interest at a base rate, between 1.00% and 0.50% per annum.
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
The interest rate for the Term Loan B is either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.25% per annum or (ii) a base rate plus 1.25% per annum. The interest rate for revolver borrowings as of December 31, 2024 is either (i) Adjusted Term SOFR Rate (or an alternative benchmark rate for non-US dollar borrowings) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum, with one 0.25% per annum step-up and one 0.25% per annum step-down based on LNWI’s Consolidated Net First Lien Leverage Ratio (as defined in the LNWI Credit Agreement) at the end of future fiscal quarters. LNWI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.30% per annum through maturity, subject to a step-down to 0.25% per annum or a step-up to 0.35% per annum based upon the achievement of certain Consolidated Net First Lien Leverage Ratios.
2028, 2029 and 2031 Unsecured Notes
On August 23, 2023, LNWI issued $550 million in aggregate principal amount of its 2031 Unsecured Notes. The net proceeds of the 2031 Unsecured Notes offering, together with cash on hand, were used to redeem $550 million in previously outstanding notes and pay accrued and unpaid interest thereon plus related premiums, fees and expenses.
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
We were in compliance with the financial covenants under our debt agreements as of December 31, 2024.
Debt Issuance Costs and Loss on Debt Financing Transactions
We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method. The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with the credit agreement in April 2022, we capitalized $44 million in financing costs, $33 million of which were presented as a reduction to long-term debt and $11 million were related to our revolving facility and included in other assets on our consolidated balance sheets. In connection with the issuance of the 2031 Unsecured Notes, we capitalized $8 million in financing costs presented as a reduction to long-term debt.
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2024	2023	2022
Repayment of principal balance at premium	$—	$12	$90
Unamortized debt discount and deferred financing costs, net	2	3	57
Total loss on debt financing transactions	$2	$15	$147
(15) Fair Value Measurements
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

Derivative Financial Instruments
As of and for the year ended December 31, 2024, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of December 31, 2024. These hedges mature in April 2027. We also previously had interest rate swap contracts that matured in February 2022.
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
The following table shows the (loss) gain and interest income (expense) on our interest rate swap contracts:

	Year Ended December 31,
	2024	2023	2022
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$(1)	$(7)	$27
Interest income (expense) recorded related to interest rate swap contracts	17	15	(7)
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Total interest expense which reflects the effects of cash flow hedges	$(293)	$(309)	$(327)
Hedged item	(20)	(20)	(17)
Derivative designated as hedging instrument	37	35	10
The following table shows the fair value of our hedges:

		As of December 31,
	Balance Sheet Line Item	2024	2023
Interest rate swaps(1)	Other assets	$19	$20
(1) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Contingent Acquisition Consideration Liabilities
In connection with our acquisitions, we have recorded certain contingent acquisition consideration liabilities (including redeemable non-controlling interest), of which the values are primarily based on reaching certain earnings-based metrics. The related liabilities were recorded at fair value on their respective acquisition dates as a part of the consideration transferred and are remeasured each reporting period (other than for redeemable non-controlling interest, which is measured based on its redemption value). The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2023 to December 31, 2024.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2023	$59	$39	$20
Payments	(39)
Fair value adjustments	—
Other adjustments(1)	(5)
Balance as of December 31, 2024	$15	$8	$7
(1) Represents extinguishment of $5 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets for the year were not met. The gain was recorded in other income, net in our consolidated statements of operations.

(16) Stockholders’ Equity
The following reflects total stock-based compensation expense recognized under all programs:

	Year Ended December 31,
	2024	2023	2022
Related to L&W stock options	$—	$—	$1
Related to L&W RSUs	110	89	56
Related to SciPlay RSUs(1)	—	29	12
Total(2)	$110	$118	$69

(1) Stock-based compensation expense related to SciPlay RSUs was for awards granted prior to the SciPlay Merger. Upon completion of the SciPlay Merger in 2023, these RSUs were converted to awards denominated in L&W shares.

(2) The years ended December 31, 2024, 2023 and 2022 include $43 million, $63 million and $24 million, respectively, classified as liability awards.
The following table sets forth the change in the number of shares of common stock outstanding during the fiscal years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Shares outstanding as of beginning of period	90	91
Shares issued as part of equity-based compensation plans and the employee stock purchase plan (“ESPP”), net of shares surrendered	1	1
Shares repurchased into treasury stock	(5)	(2)
Shares outstanding as of end of period	86	90
L&W Stock-Based and Other Incentive Compensation
Pursuant to our incentive stock plans, we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion and subject to the terms of the applicable equity-based compensation plan. We also offer an ESPP, which allows for a total of up to 2 million shares of common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months, and shares are purchased on the last day of the offering period at a 15% discount to the stock’s market value. For offering periods in 2024, 2023 and 2022, we issued approximately 45,000, 38,000 and 50,000 shares of common stock, respectively, at average prices of $79.91, $63.85 and $44.08 per share, respectively.
Options granted over the last several years have generally become exercisable in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. All such options have been granted with a maximum term of ten years. RSUs typically vest in three or four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met.

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
As of December 31, 2024, we had approximately 27 million shares of common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the “2003 Plan”) (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2024, we had approximately 4 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan.
Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2024 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	1.5	3.1	$34.98	$72
Granted	—	—	$80.36	$—
Exercised	—	—	$35.42	$2
Cancelled	—	—	$—	$—
Options outstanding as of December 31, 2024	1.5	2.0	$35.27	$77
Options exercisable as of December 31, 2024	1.5	2.0	$34.90	$77
Options expected to vest as of December 31, 2024	—	8.5	$79.12	$—
No stock options were granted during the period ended December 31, 2023. The weighted-average grant date fair value of options granted during 2024 and 2022 was $80.36 and $57.67, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately $2 million, $14 million and $3 million, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2024	2023	2022
Assumptions:
Expected volatility	70%	N/A	71%
Risk-free interest rate	3.88%	N/A	3.01%
Dividend yield	—	N/A	—
Expected life (in years)	6	N/A	6
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
At December 31, 2024, unrecognized stock-based compensation expense relating to unvested stock options was not material. During the year ended December 31, 2024, we received $2 million in cash from the exercise of stock options.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2024 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	2.3	$55.53
Granted	1.5	$99.11
Vested	(1.7)	$69.64
Cancelled	(0.1)	$65.07
Unvested RSUs as of December 31, 2024	2.0	$75.49
The weighted-average grant date fair value of RSUs granted during 2024 and 2023 was $99.11 and $59.10, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At December 31, 2024, we had $93 million of unrecognized stock-based compensation expense relating to all unvested RSUs amortized over a weighted-average period of approximately 1.0 year. The fair value at vesting date of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $172 million, $62 million and $118 million, respectively.
Share Repurchase Program
On March 1, 2022, our Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to an aggregate amount of $750 million of shares of outstanding common stock. We fully exhausted the authorized share repurchase amount under the program in the second quarter of 2024.
On June 11, 2024, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of outstanding common stock. Repurchases under the share repurchase program may be effected at the discretion of the Transaction Committee of the Board of Directors through one or more open market repurchases, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial or other arrangements, or a combination of the foregoing. The share repurchase program may be suspended or discontinued at any time.
During the year ended December 31, 2024, we repurchased 4.8 million shares of common stock under the repurchase programs at an aggregate cost of $465 million (including excise tax).
(17) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of other comprehensive loss are presented below:

	Foreign Currency Items	Derivative Financial Instruments(1)	Unrecognized pension benefit costs, net of taxes(2)	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(245)	$(3)	$(13)	$(261)
Change during period	(158)	27	—	(131)
Reclassified into operations(3)	61	—	13	74
Balance at December 31, 2022	$(342)	$24	$—	$(318)
Change during period	42	(7)	—	35
Reclassified into operations	—	—	—	—
Balance at December 31, 2023	$(300)	$17	$—	$(283)
Change during period	(81)	(1)	—	(82)
Reclassified into operations	—	—	—	—
Balance at December 31, 2024	$(381)	$16	$—	$(365)

(1) The change during the period is net of income taxes of $— million, $2 million and $7 million in 2024, 2023 and 2022, respectively.
(2) The change during the period is net of income taxes of $3 million in 2022.
(3) Reclassifications are due to the sales of discontinued operations (see Note 1).

(18) Income Taxes
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
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each taxpaying jurisdiction. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $67 million has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized; however, the amount of the DTAs considered realizable could be adjusted if estimates of future taxable income during the carry forward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
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
The components of net income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$191	$92	$(191)
Foreign	230	113	28
Net income (loss) from continuing operations before income tax expense	$421	$205	$(163)
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2024	2023	2022
Current
U.S. Federal	$61	$53	$3
U.S. State	22	6	1
Foreign	84	50	38
Total	167	109	42
Deferred
U.S. Federal	(61)	(61)	3
U.S. State	(4)	(15)	1
Foreign	(17)	(8)	(33)
Total	(82)	(84)	(29)
Total income tax expense	$85	$25	$13

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State tax expense	2.2%	1.8%	(0.9)%
Foreign earnings at rates different than U.S. federal rate	1.6%	3.4%	0.8%
Foreign withholding taxes	0.9%	3.1%	(1.7)%
Valuation allowance adjustments	1.5%	3.4%	6.3%
Permanent items	(4.0)%	(1.7)%	0.7%
Earnings from consolidated subsidiaries	—%	—%	(4.3)%
Tax benefits from intraperiod tax allocation to discontinued operations	—%	—%	(29.8)%
Tax credits	(2.5)%	(4.7)%	1.6%
Impact of internal planning and restructuring	(3.0)%	(6.4)%	—%
Impact of Divestitures	—%	(6.9)%	—%
Other	2.6%	(0.9)%	(1.7)%
Effective income tax rate	20.3%	12.1%	(8.0)%
Our 2024 effective tax rate was impacted by the effect of worldwide tax rates on foreign earnings, offset by tax benefits of internal restructuring and tax credits. Our 2023 effective tax rate was impacted by the effect of worldwide tax rates on foreign earnings, offset by tax benefits of internal restructurings and the impact of the 2022 Divestitures. Our 2022 effective tax rate was impacted by not benefiting from year-to-date losses in continuing operations in accordance with the intraperiod tax expense (benefit) allocation rules as generally prescribed under ASC 740-20.
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

	As of December 31,
	2024	2023
Deferred tax assets:
Reserves and other accrued expenses	$90	$65
Net operating loss carry forwards	82	82
Capitalized research and development expenditures	85	61
Interest limitation carry forwards	60	32
Stock compensation	33	33
Property and equipment	8	14
Differences in financial reporting and tax basis for:
Other	41	32
Less: Valuation allowance	(67)	(65)
Realizable deferred tax assets	332	254
Deferred tax liabilities:
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(57)	(87)
Property and equipment	(35)	(25)
Other	(23)	(20)
Total deferred tax liabilities	(115)	(132)
Net deferred tax asset on balance sheet	$217	$122

At December 31, 2024, we had the following NOL, interest limitation, R&D credit, and state tax credit carry forwards:

	December 31, 2024
	Federal	State	Foreign
NOL carry forwards	$—	$521	$238
Interest limitation carry forwards	159	105	80
R&D and state credit carry forwards	—	2	—
The state and foreign NOL carryforwards can be carried forward for periods that vary from five years to indefinitely. State tax credits expire through 2031. The interest limitation carryforwards can be carried forward indefinitely in all applicable jurisdictions.
At December 31, 2024 and 2023, we had the following valuation allowances:

	December 31,
	2024	2023
Federal	6	5
State	13	14
Foreign	48	46
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
Unrecognized Tax Benefits
The total amount of unrecognized tax benefits (“UTBs”) as of December 31, 2024 was $67 million. Of this amount, $67 million, if recognized, would be included in our Consolidated Statements of Operations and have an impact on our effective tax rate. During the fourth quarter of 2024, we recognized approximately $10 million of tax benefits due to expiration of statutes of limitations on tax positions.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amounts recognized for interest and penalties during the years ended December 31, 2024, 2023 and 2022 were not material.
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are generally not subject to examination for periods prior to December 31, 2020; however, as we utilize our NOLs, prior periods can be subject to examination. During the second quarter of 2024, the Company was notified by the Internal Revenue Service that the Company’s U.S. federal income tax returns for tax years 2021 and 2022 are subject to examination. There are no other ongoing material U.S. state, local or non-U.S. examinations by tax authorities.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$72	$73	$29
Tax positions related to current year additions	1	2	43
Additions for tax positions of prior years	4	1	1
Tax positions related to prior year reductions	—	(4)	—
Reductions due to lapse of statute of limitations on tax positions	(10)	—	—
Balance at end of period	$67	$72	$73

(19) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $89 million and $12 million for all of our legal matters that were contingencies as of December 31, 2024 and 2023, respectively.
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
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to the plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. The district court denied that motion for summary judgment on September 20, 2021. On January 13, 2023, the district court entered an order requiring, among other things, that the plaintiffs make a formal written settlement demand by January 20, 2023, that the defendants respond to that demand in writing by January 27, 2023, and that the parties file a status report by January 31, 2023 confirming that they have complied with the district court’s order. On January 31, 2023, the parties filed a joint status report confirming that they have complied with the district court’s order to make and respond to a formal written demand. Discovery closed on June 1, 2023. On June 30, 2023, the defendants filed a motion for summary judgment. On March 28, 2024, the court issued an order granting in part and denying in part defendants’ motion for summary judgment. On April 30, 2024, the court issued an order setting the matter for a jury trial starting on May 5, 2025. On February 23, 2025, the parties finalized an agreement pursuant to which the Company will pay $72.5 million to resolve this matter.
Tonkawa Tribe Matter
On September 3, 2020, the Tonkawa Tribe of Indians of Oklahoma d/b/a Tonkawa Enterprises filed a putative class action complaint in the United States District Court for the District of Nevada against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. On October 5, 2020, the plaintiff filed a first amended complaint to add Cow Creek Band of Umpqua Tribe of Indians and the Umpqua Indian Development Corp., d/b/a Seven Feathers Casino as a plaintiff. On October 26, 2020, the plaintiffs filed a second amended complaint. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for card shufflers sold or leased to regulated casinos in the United States. The plaintiffs seek to represent a putative class of all regulated United States casinos directly leasing or purchasing card shufflers from the defendants on or after April 1, 2009. The complaint seeks unspecified money damages, the award of plaintiff’s costs of suit, including reasonable attorneys’ fees and expert fees, and the award of pre-judgment and post-judgment interest. On November 19, 2020, the defendants filed a motion to dismiss plaintiffs’ second amended complaint or, in the alternative, to compel arbitration of plaintiffs’ claims. On November 20, 2020, Plaintiffs filed a motion for partial summary judgment, seeking a finding that defendants are collaterally estopped from re-litigating issues litigated in the 2018 litigation versus Shuffle Tech International Corp., Aces Up Gaming, and Poydras-Talrick Holdings. On August 27, 2021, the Nevada district court entered an order transferring the lawsuit to the United States District Court for the Northern District of Illinois. On May 19, 2022, the Illinois district court granted defendants’ motion to compel arbitration of plaintiffs’ individual claims; stayed all proceedings in the lawsuit pending resolution of the arbitral process; and accordingly dismissed all pending motions without prejudice as moot. On November 22, 2024, the district court dismissed the case with prejudice for failure to prosecute.
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

On October 29, 2020, the trial court consolidated the Giuliano and Rancho’s Club Casino matters. On October 30, 2020, the plaintiffs in the consolidated action filed a first amended consolidated complaint. On November 9, 2020, the defendants filed a motion to dismiss the plaintiffs’ first amended consolidated complaint, and also filed a motion to compel arbitration of plaintiff Alfred T. Giuliano’s individual claims. On May 19, 2022, the Illinois district court granted defendants’ motion to compel arbitration; stayed all proceedings in the lawsuit pending resolution of the arbitral process; and accordingly dismissed all pending motions without prejudice. On May 31, 2022, defendants filed a motion to lift the stay of the lawsuit for the limited purpose of amending the court’s May 19, 2022 order to confirm that plaintiff Alfred T. Giuliano must proceed to arbitration on an individual basis rather than a class-wide basis. On June 10, 2022, plaintiff Alfred T. Giuliano filed a notice of voluntary dismissal without prejudice, and the court therefore denied as moot defendants’ motion to lift the stay in an order entered on March 28, 2023. On November 22, 2024, the district court ordered the case dismissed without prejudice.
In re Automatic Card Shufflers Litigation Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment, which is pending. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification, which are pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department, which denied Respondents’ appeal on June 22, 2023. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification. On December 9, 2024, the Arbitrator denied the motions for summary judgment and issued a class determination award, certifying a class. On January 9, 2025, Respondents filed a petition to vacate the award in New York Supreme Court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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
Andrea Sornberger Matter
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
Timothy Sornberger Matter
On January 9, 2025, plaintiffs Timothy Sornberger, Donovan Roberts, Matthew Sprinkle, Hope Murnaghan, Luke Whitney, Prince Imanifest Allah Beautiful, and Christopher Ebersole filed a putative multistate class action complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of Franklin County, Alabama. The complaint asserts claims for alleged violations of anti-gambling statutes of the states of Alabama, Tennessee, Kentucky, Ohio, New Jersey, and Massachusetts. The plaintiffs seek to represent putative classes of individuals in their respective home states who spent money playing SciPlay’s online social casino games during various periods of time. The complaint seeks unspecified money damages, including recovery of monies allegedly lost by players of SciPlay’s online social casino games in the enumerated states, the award of interests and costs, and unspecified other relief. On January 17, 2025, the court stayed all deadlines in the action, pending the filing of a motion for preliminary approval of a class action settlement.

Aristocrat Matter (United States)
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ DRAGON TRAINTM and JEWEL OF THE DRAGON® games. Plaintiffs’ operative complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted in part and denied in part on June 24, 2024. On May 22, 2024, the plaintiffs filed a motion for a preliminary injunction, which the district court granted on September 23, 2024. On July 15, 2024, the plaintiffs filed a First Amended Complaint, which defendants answered on August 12, 2024. On November 21, 2024, the plaintiffs filed a motion to enforce the district court’s preliminary injunction, which the court denied on January 3, 2025. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We intend to defend against the claims in the lawsuit.
Aristocrat Matter (Australia)
On October 4, 2024, Aristocrat Technologies Australia Pty Limited brought a civil action in the Federal Court of Australia against L&W and LNW Gaming ANZ Pty Ltd., among other defendants. Plaintiff asserts claims for breach of confidence, breach of contract (against other defendants) and inducing breach of contract, and copyright infringement relating to defendants’ Dragon Train games. Plaintiff’s operative complaint seeks preliminary and permanent injunctive relief, unspecified damages, and the award of costs. On October 4, 2024, the plaintiff filed a motion for an interlocutory injunction, which it amended on November 12, 2024. On February 3, 2025, L&W and LNW Gaming ANZ Pty Ltd. filed a defense to plaintiff’s operative complaint. On February 6, 2025, the court denied plaintiff’s motion for interlocutory injunction. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We intend to defend against the claims in the lawsuit.
Evolution Matter
On May 28, 2024, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia brought a civil action in the United States District Court for the District of Nevada against L&W and LNW Gaming, Inc. Plaintiffs assert claims for patent infringement and trade secret misappropriation relating to defendants’ ROULETTEX® and POWERX® games. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of attorneys’ fees and costs, interest, and declaratory relief. On July 24, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted as to plaintiffs’ claims for patent infringement on February 11, 2025. On August 16, 2024, defendants filed a motion to stay discovery, which the court denied on November 7, 2024. On February 7, 2025, defendants filed a motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation, or, in the alternative, to dismiss the claims, which is pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.

SCHEDULE II
LIGHT & WONDER, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023 and 2022
(in millions)

Allowance for credit losses	Balance at beginning of period	Additions	Deductions(1)	Balance at end of period
Year Ended December 31, 2024	$41	5	(6)	$40
Year Ended December 31, 2023	$40	5	(4)	$41
Year Ended December 31, 2022	$54	2	(16)	$40
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

Tax-related valuation allowance	Balance at beginning of period	Additions / (deductions)	Balance at end of period
Year Ended December 31, 2024	$65	2	$67
Year Ended December 31, 2023	$68	(3)	$65
Year Ended December 31, 2022	$60	8	$68
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

3. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

2.6
Agreement and Plan of Merger, dated August 8, 2023, by and among Light & Wonder, Inc., Bern Merger Sub, Inc. and SciPlay Corporation (incorporated by reference to Exhibit 2.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on August 8, 2023).*

2.7
Asset Purchase Agreement, dated as of February 17, 2025, by and among Grover Gaming, Inc., G2 Gaming, Inc. and LNW Gaming, Inc. (incorporated by reference to Exhibit 2.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed February 18, 2025).*

3.1
Restated Articles of Incorporation of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022 (incorporated by reference to Exhibit 3.1(a) to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

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

4.21	Description of Securities (incorporated by reference to Exhibit 4.21 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

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

10.4
Amendment No. 3, dated as of February 10, 2025, among Light and Wonder International, Inc., as the borrower, Light & Wonder, Inc., as holdings, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended the Credit Agreement, dated as of April 14, 2022 (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed February 10, 2025).

10.5
Escrow Credit Agreement, dated as of October 1, 2014, among SGMS Escrow Corp., the several lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on October 7, 2014).

10.6
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

10.7
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

10.8
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

10.9
Share Purchase Agreement, dated as of April 26, 2011, by and among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.10
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Amended and Restated 2003 Incentive Compensation Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on June 11, 2021).**

10.11
1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended October 31, 1997).**

10.12
Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on December 3, 2010).**

10.13
Omnibus Amendment of Compensation and Benefit Plans, effective January 10, 2018, to amend the Plans, as defined therein, to reflect the merger of Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), a Delaware corporation (“Parent”) into SG Nevada Merger Company, a Nevada corporation and a wholly-owned subsidiary of Parent (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).**

10.14
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Change in Control Protection Plan, adopted as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on August 25, 2020).**

10.15
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Amended and Restated 2016 Employee Stock Purchase Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Current Report on Form 8-K filed on June 11, 2021).**

10.16
Employment Agreement, dated as of August 2, 2021 (effective as of September 1, 2021), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and James Sottile (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).**

10.17
Employment Agreement, dated as of July 6, 2019 (effective as of March 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).**

10.18
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).**

10.19
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).**

10.20
Amendment to Employment Agreement, dated as of July 24, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.21
Amended and Restated Employment Agreement, dated as of October 15, 2021, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Constance P. James (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*

10.22
Retention Letter, dated as of September 7, 2022, by and between Light & Wonder, Inc. and Constance P. James (incorporated by reference to Exhibit 10.3 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*

10.23
Amendment to Employment Agreement, dated as of November 14, 2022 (effective as of October 10, 2022), by and between Light & Wonder, Inc. and Matthew Wilson (incorporated by reference to Exhibit 10.35 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022).**

10.24
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Jamie Odell (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.25
Amended and Restated Consulting Agreement, dated as of December 5, 2023, by and between Light & Wonder, Inc. and Jamie Odell (incorporated by reference to Exhibit 10.23 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

10.26
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Antonia Korsanos (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.27
Amended and Restated Consulting Agreement, dated as of December 5, 2023, by and between Light & Wonder, Inc. and Antonia Korsanos (incorporated by reference to Exhibit 10.25 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

10.28
Amended and Restated Employment Agreement, dated as of October 10, 2022, by and between Light & Wonder, Inc. and Siobhan Lane (incorporated by reference to Exhibit 10.38 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022).**

10.29
Employment Agreement, effective as of August 25, 2023, by and between Light & Wonder, Inc. and Vanja Kalabic (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).**

10.30
Employment Agreement, effective as of December 13, 2023, by and between Light & Wonder, Inc. and Oliver Chow (incorporated by reference to Exhibit 10.28 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

19.1	Insider Trading Policy.(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

97.1	Light & Wonder, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

99.1
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019), for awards granted in 2021 or later (incorporated by reference to Exhibit 99.1 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

99.2
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.2 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

99.3
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.3 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

99.4
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan, for awards granted prior to 2021 (incorporated by reference to Exhibit 99.4 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

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

February 25, 2025	LIGHT & WONDER, INC.
	By:	/s/ Oliver Chow
Oliver Chow, Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2025.

Signature	Title

/s/ Matthew R. Wilson	President and Chief Executive Officer and Director (principal executive officer)
Matthew R. Wilson

/s/ Oliver Chow	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Oliver Chow

/s/ Vanja Kalabic	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Vanja Kalabic

/s/ Jamie R. Odell	Chair of the Board of Directors and Director
Jamie R. Odell

/s/ Antonia Korsanos	Vice Chair of the Board of Directors and Director
Antonia Korsanos

/s/ Michael Marchetti	Director
Michael Marchetti

/s/ Hamish McLennan	Director
Hamish McLennan

/s/ Stephen Morro	Director
Stephen Morro

/s/ Virginia E. Shanks	Director
Virginia E. Shanks

/s/ Timothy Throsby	Director
Timothy Throsby

/s/ Kneeland C. Youngblood	Director
Kneeland C. Youngblood