Form 10-Q
period 2025-03-31
Light & Wonder, Inc.
filed 2025-05-07
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
Common stock outstanding as of May 2, 2025 was 84,378,631.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2025

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:

Term or Acronym	Definition
2024 10-K	2024 Annual Report on Form 10-K filed with SEC on February 25, 2025
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
2031 Unsecured Notes	7.500% senior unsecured notes due 2031 issued by LNWI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
CMS	casino-management system
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
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
Frankenstein is a trademark and copyright of Universal Studios. Licensed by Universal. All Rights Reserved.
UNIVERSAL MONSTERS™ The Universal Studios Monsters are trademarks and copyrights of Universal Studios. Licensed by Universal. All Rights Reserved.

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
•difficulty predicting what impact new or increased tariffs imposed by and other trade actions taken by the U.S. and foreign jurisdictions could have on our business;
•U.S. and international economic and industry conditions, including changes in consumer sentiment and discretionary spending, increases in benchmark interest rates and the effects of inflation;
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
•laws, government regulations and potential trade tariffs, both foreign and domestic, including those relating to gaming, data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data, and environmental laws, and those laws and regulations that affect companies conducting business on the Internet, including online gambling;
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

Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2024 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
You should also note that this Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international gaming, charitable gaming, social and digital gaming industries than the same industries in the U.S.
Due to rounding, certain numbers presented herein may not precisely recalculate.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Services	$527	$517
Products	247	239
Total revenue	774	756
Operating expenses:
Cost of services(1)	111	112
Cost of products(1)	100	107
Selling, general and administrative	217	218
Research and development	65	62
Depreciation, amortization and impairments	91	86
Restructuring and other	20	6
Operating income	170	165
Other (expense) income:
Interest expense	(68)	(75)
Loss on debt financing transactions	(1)	—
Other income, net	4	10
Total other expense, net	(65)	(65)
Net income before income taxes	105	100
Income tax expense	(23)	(18)
Net income	$82	$82
Basic and diluted net income per share:
Basic	$0.97	$0.91
Diluted	$0.94	$0.88
Weighted average number of shares used in per share calculations:
Basic shares	85	90
Diluted shares	87	92

(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$82	$82
Other comprehensive income (loss)
Foreign currency translation gain (loss), net of tax	48	(29)
Derivative financial instruments unrealized (loss) gain, net of tax	(5)	6
Total other comprehensive income (loss)	43	(23)
Total comprehensive income	$125	$59
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$134	$196
Restricted cash	128	110
Receivables, net of allowance for credit losses of $34 and $35, respectively	629	585
Inventories	169	158
Prepaid expenses, deposits and other current assets	124	134
Total current assets	1,184	1,183
Non-current assets:
Restricted cash	5	6
Receivables, net of allowance for credit losses of $5	93	97
Property and equipment, net	291	286
Operating lease right-of-use assets	42	44
Goodwill	2,919	2,890
Intangible assets, net	429	454
Software, net	166	161
Deferred income taxes	256	229
Other assets	70	71
Total assets	$5,455	$5,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23	$23
Accounts payable	244	216
Accrued liabilities	434	447
Income taxes payable	52	49
Total current liabilities	753	735
Deferred income taxes	12	12
Operating lease liabilities	29	31
Other long-term liabilities	157	160
Long-term debt, excluding current portion	3,884	3,847
Total liabilities	4,835	4,785
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 118 and 117 shares issued, respectively, and 85 and 86 shares outstanding, respectively	1	1
Additional paid-in capital	1,226	1,200
Retained earnings	1,098	1,016
Treasury stock, at cost, 33 and 31 shares, respectively	(1,383)	(1,216)
Accumulated other comprehensive loss	(322)	(365)
Total stockholders’ equity	620	636
Total liabilities and stockholders’ equity	$5,455	$5,421
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$82	$82
Adjustments to reconcile net income to net cash provided by operating activities	107	83
Changes in working capital accounts, excluding the effects of acquisition	(4)	6
Net cash provided by operating activities	185	171
Cash flows from investing activities:
Capital expenditures	(61)	(66)
Other	(1)	(5)
Net cash used in investing activities	(62)	(71)
Cash flows from financing activities:
Borrowings under revolving credit facility	110	—
Repayments under revolving credit facility	(70)	—
Payments on long-term debt	(5)	—
Payments of debt issuance and deferred financing costs	(3)	(2)
Payments on license obligations	(5)	(5)
Purchase of L&W common stock	(166)	(25)
Net redemptions of common stock under stock-based compensation plans and other	(32)	(33)
Net cash used in financing activities	(171)	(65)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(3)
(Decrease) increase in cash, cash equivalents and restricted cash	(45)	32
Cash, cash equivalents and restricted cash, beginning of period	312	521
Cash, cash equivalents and restricted cash, end of period	$267	$553
Supplemental cash flow information:
Cash paid for interest	$54	$63
Income taxes paid	24	8
Supplemental non-cash transactions:
Non-cash interest expense	$2	$2

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services. We report our results of operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of L&W, its wholly owned subsidiaries and those subsidiaries in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of L&W and its management, we have made all adjustments necessary to present fairly our condensed consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2024 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2024 10-K.
Computation of Basic and Diluted Net Income Per Share
Basic and diluted net income per share are based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income.
For the three months ended March 31, 2025 and 2024 we included 2 million of common stock equivalents in the calculation of diluted net income per share.
Pending Acquisition
On February 17, 2025, we entered into a purchase agreement with Grover Gaming, Inc. and G2 Gaming, Inc. to acquire certain assets and assume certain liabilities constituting Grover Charitable Gaming, a leading provider of electronic pull-tabs distributed over five U.S. states: North Dakota, Ohio, Virginia, Kentucky and New Hampshire. The total consideration to be paid in connection with this transaction consists of $850 million in cash at closing, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments over a four-year period based on achievement of certain revenue and business expansion metrics. The transaction is expected to close during the second quarter of 2025, subject to required regulatory and other approvals and customary closing conditions. Our lead arranger has obtained commitments, subject to customary closing conditions, for a three-year, $800 million Term Loan A credit facility at leverage-based pricing expected to be in line with our current LNWI Revolver credit facility, the proceeds of which will be used for the financing of the pending Grover Charitable Gaming acquisition.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within Note 1 of our 2024 10-K that are expected to have a material impact on our consolidated financial statements.

(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our reportable business segments:

	Three Months Ended March 31,
	2025	2024
Gaming
Gaming operations	$173	$164
Gaming machine sales	208	205
Gaming systems	63	60
Table products	51	47
Total	$495	$476
SciPlay
Third-party platforms and other(1)	$175	$194
Direct-to-consumer platforms	27	12
Total	$202	$206
iGaming	$77	$74

(1) Other primarily represents advertising revenue, which was not material for the periods presented.
The amount of rental income revenue included in services revenue within the consolidated statement of operations that is outside the scope of ASC 606 was $138 million and $127 million for the three months ended March 31, 2025 and 2024, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31, 2025
Contract liability balance, beginning of period(1)	$21
Liabilities recognized during the period	10
Amounts recognized in revenue from beginning balance	(8)
Contract liability balance, end of period(1)	$23
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

	Receivables	Contract Assets(1)
Beginning of period balance	$682	$43
End of period balance, March 31, 2025	722	45
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of March 31, 2025, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than that for which we have the right to invoice for goods or services delivered or performed.
(3) Reportable Segments
We report our operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2024 10-K.
In evaluating financial performance, our Chief Operating Decision Maker (defined as our Chief Executive Officer) focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (5) to the below table. Our CODM uses reportable business segment AEBITDA to evaluate the performance of each reportable business segment and to allocate resources. Additionally, AEBITDA is one of the key metrics used in our incentive compensation program. The accounting policies for our reportable segments are the same as those described within the Notes in our 2024 10-K. The following tables present our reportable segment information:

	Three Months Ended March 31, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$495	$202	$77	$774	$—	$774
Cost of revenue(2)	(131)	(55)	(25)	(211)	—	(211)
Payroll and related(3)	(83)	(27)	(16)	(126)	—	(126)
Other segment reconciling items(4)	(27)	(56)	(9)	(92)	(34)	(126)
AEBITDA(5)	254	64	27	345	(34)	311
Reconciling items to net income before income taxes:
Restructuring and other	(5)	—	(7)	(12)	(8)	(20)
D&A					(91)	(91)
Interest expense					(68)	(68)
Loss on debt financing transactions					(1)	(1)
Other income, net					1	1
Stock-based compensation					(27)	(27)
Net income before income taxes						$105
Capital expenditures for the three months ended March 31, 2025	$49	$5	$5	$59	$2	$61

(1) Includes amounts not allocated to the reportable segments (including corporate costs) and items to reconcile the total reportable segments AEBITDA to our consolidated net income before income taxes.
(2) Excludes D&A.
(3) Excludes stock-based compensation.
(4) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance and other operating expenses.
(5) AEBITDA is reconciled to net income before income taxes with the following adjustments, as applicable: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs, strategic review and other unusual items; (3) interest expense; (4) gain (loss) on debt financing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other income (expense), net, including foreign currency gains or losses and earnings from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Three Months Ended March 31, 2024
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$476	$206	$74	$756	$—	$756
Cost of revenue(2)	(137)	(60)	(22)	(219)	—	(219)
Payroll and related(3)	(77)	(26)	(18)	(121)	—	(121)
Other segment reconciling items(4)	(30)	(58)	(9)	(97)	(38)	(135)
AEBITDA(5)	232	62	25	319	(38)	281
Reconciling items to net income before income taxes:
Restructuring and other	—	—	(3)	(3)	(3)	(6)
D&A					(86)	(86)
Interest expense					(75)	(75)
Other income, net					8	8
Stock-based compensation					(22)	(22)
Net income before income taxes						$100
Capital expenditures for the three months ended March 31, 2024	$53	$4	$7	$64	$2	$66

(1) Includes amounts not allocated to the reportable segments (including corporate costs) and items to reconcile the total reportable segments AEBITDA to our consolidated net income before income taxes.
(2) Excludes D&A.
(3) Excludes stock-based compensation.
(4) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance and other operating expenses.
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.
The following table summarizes the asset balances of each reportable business segment for the periods indicated:

	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Totals
Assets as of March 31, 2025	$3,973	$450	$773	$5,196	$259	$5,455
Assets as of December 31, 2024	3,964	444	735	5,143	278	5,421
(1) Includes amounts not allocated to the reportable segments (including corporate amounts) and items to reconcile the total reportable segments assets to our consolidated assets.
(4) Restructuring and Other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs, strategic review and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended March 31,
	2025	2024
Employee severance and related	$10	$1
Strategic review, acquisitions and related	6	1
Contingent acquisition consideration	—	1
Restructuring, integration and other	4	3
Total	$20	$6

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	March 31, 2025	December 31, 2024
Current:
Receivables	$663	$620
Allowance for credit losses	(34)	(35)
Current receivables, net	629	585
Long-term:
Receivables	98	102
Allowance for credit losses	(5)	(5)
Long-term receivables, net	93	97
Total receivables, net	$722	$682
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of March 31, 2025		As of December 31, 2024
	Total	Balances over 90 days past due	Total	Balances over 90 days past due
Receivables:
U.S. and Canada	$403	$7	$369	$4
International	358	43	353	39
Total receivables	761	50	722	43
Receivables allowance:
U.S. and Canada	(15)	(1)	(15)	(1)
International	(24)	(15)	(25)	(15)
Total receivables allowance	(39)	(16)	(40)	(16)
Receivables, net	$722	$34	$682	$27
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three months ended March 31, 2025 and 2024 is as follows:

	2025			2024
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(40)	$(15)	$(25)	$(41)
Provision	1	—	1	(1)
Charge-offs and recoveries	—	—	—	2
Allowance for credit losses as of March 31	$(39)	$(15)	$(24)	$(40)
As of March 31, 2025, 5% of our total receivables, net, were past due by over 90 days, compared to 4% as of December 31, 2024.
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

	As of March 31, 2025
	Total	Current	Balances over 90 days past due
Receivables	$67	$45	$22
Allowance for credit losses	(21)	(12)	(9)
Receivables, net	$46	$33	$13
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2025 and December 31, 2024, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories
Inventories consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Parts and work-in-process	$126	$126
Finished goods	43	32
Total inventories	$169	$158
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Land	$6	$6
Buildings and leasehold improvements	64	64
Gaming machinery and equipment	763	745
Furniture and fixtures	29	29
Construction in progress	10	9
Other property and equipment	108	102
Less: accumulated depreciation	(689)	(669)
Total property and equipment, net	$291	$286
Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$42	$31

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$901	$(641)	$260	$898	$(624)	$274
Intellectual property	932	(816)	116	924	(801)	123
Licenses	293	(248)	45	290	(242)	48
Brand names	129	(126)	3	128	(125)	3
Trade names	162	(161)	1	161	(159)	2
Patents and other	11	(7)	4	11	(7)	4
Total intangible assets	$2,428	$(1,999)	$429	$2,412	$(1,958)	$454
The following reflects intangible amortization expense included within D&A:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$30	$37
Goodwill
The table below reconciles the change in the carrying value of goodwill, by reportable segment, for the period from December 31, 2024 to March 31, 2025.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2024	$2,357	$209	$324	$2,890
Foreign currency adjustments	10	—	19	29
Balance as of March 31, 2025	$2,367	$209	$343	$2,919

(1) Accumulated goodwill impairment charges for the Gaming segment as of March 31, 2025 were $989 million.
(9) Software, net
Software, net consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Software	$1,160	$1,137
Accumulated amortization	(994)	(976)
Software, net	$166	$161
The following reflects amortization of software included within D&A:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$19	$18

(10) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	March 31, 2025					December 31, 2024
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2030	variable	$40	$—	$40	$—
LNWI Term Loan B	2029	variable	2,151	(22)	2,129	2,133
LNWI Senior Notes:
2028 Unsecured Notes	2028	7.000%	700	(4)	696	695
2029 Unsecured Notes	2029	7.250%	500	(4)	496	496
2031 Unsecured Notes	2031	7.500%	550	(7)	543	543
Other	—	—	3	—	3	3
Total long-term debt outstanding			$3,944	$(37)	$3,907	$3,870
Less: current portion of long-term debt					(23)	(23)
Long-term debt, excluding current portion					$3,884	$3,847
Fair value of debt(1)			$3,959

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
LNWI Credit Agreement Amendment - Revolver Upsizing
On February 10, 2025, we entered into an amendment to the LNWI Credit Agreement. The amendment, among other things, (i) provided for new revolving commitments under the LNWI Revolver in an amount of $1.0 billion, which replaced the existing revolving commitments (which were in an amount of $750 million), (ii) extended the maturity of the revolving commitments to the earlier of (x) February 10, 2030 and (y) such earlier date that is 91 days prior to the maturity of our existing term loans (scheduled to mature on April 14, 2029) and existing notes (the earliest maturity of which is scheduled for May 15, 2028), solely to the extent more than $500 million of such term loans and/or such applicable notes are outstanding on such earlier date, and subject to us having sufficient liquidity to repay such term loans and/or applicable notes at such time and (iii) reduced the applicable margin for the revolving loans bearing interest at Adjusted Term SOFR Rate (or an alternative benchmark rate for non-US dollar borrowings) to, based upon certain leverage tests, between 2.00% and 1.50% per annum, and for loans bearing interest at a base rate, between 1.00% and 0.50% per annum.
We were in compliance with the financial covenants under all debt agreements as of March 31, 2025 (for information regarding our financial covenants of all debt agreements, see Note 14 in our 2024 10-K).
For additional information regarding the terms of our credit facilities and Senior Notes, see Note 14 in our 2024 10-K.
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
Derivative Financial Instruments
As of March 31, 2025, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.

In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of March 31, 2025. These hedges mature in April 2027.
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
The following table shows the (loss) gain and interest income on our interest rate swap contracts:

	Three Months Ended March 31,
	2025	2024
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$(5)	$6
Interest income related to interest rate swap contracts recorded in interest expense	3	4
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended March 31,
	2025	2024
Total interest expense which reflects the effects of cash flow hedges	$(68)	$(75)
Hedged item	(5)	(5)
Derivative designated as hedging instrument	8	9
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	March 31, 2025	December 31, 2024
Interest rate swaps	Other assets	$13	$19
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2024 to March 31, 2025.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2024	$15	$8	$7
Other adjustments(1)	(6)
Balance as of March 31, 2025	$9	$6	$3

(1) Represents extinguishment of $6 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets were not met. The gain was recorded in other income, net in our consolidated statements of operations.

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity as of March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2025	$1	$1,200	$1,016	$(1,216)	$(365)	$636
Settlement of liability awards	—	44	—	—	—	44
Vesting of RSUs, net of tax withholdings and other	—	(36)	—	—	—	(36)
Purchase of treasury stock(1)	—	—	—	(167)	—	(167)
Stock-based compensation	—	18	—	—	—	18
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	43	43
March 31, 2025	$1	$1,226	$1,098	$(1,383)	$(322)	$620

(1) Includes excise taxes of $1 million for three months ended March 31, 2025

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2024	$1	$1,118	$680	$(751)	$(283)	$765
Settlement of liability awards	—	65	—	—	—	65
Vesting of RSUs, net of tax withholding and other	—	(43)	—	—	—	(43)
Purchase of treasury stock	—	—	—	(25)	—	(25)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(23)	(23)
March 31, 2024	$1	$1,154	$762	$(776)	$(306)	$835

Stock-based Compensation
For the three months ended March 31, 2025 and 2024, we recognized $27 million and $22 million, respectively, in total stock-based compensation expense under all programs. These amounts include $9 million and $8 million of stock-based compensation classified as liability awards for the three months ended March 31, 2025, and 2024, respectively.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended March 31, 2025 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2024	2.0	$75.49
Granted	1.0	$106.48
Vested	(1.0)	$84.82
Cancelled	(0.1)	$75.94
Unvested RSUs as of March 31, 2025	1.9	$87.32
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2025 and 2024 was $106.48 and $99.65, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of March 31, 2025, we had $138 million of unrecognized stock-based compensation expense relating to unvested RSUs amortized over a weighted-average period of approximately 1.5 years. The fair value at vesting date of RSUs vested during the three months ended March 31, 2025 and 2024 was $110 million and $124 million, respectively.
Share Repurchase Programs
On June 11, 2024, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of outstanding common stock. During the three months ended March 31, 2025, we repurchased approximately 1.9 million shares of common stock under the repurchase program at an aggregate cost of $167 million (including excise tax).
(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of March 31, 2025.
Our income tax expense (including discrete items) was $23 million and $18 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, our effective tax rate differed from the U.S. statutory rate of 21% primarily as a result of worldwide tax rates on foreign earnings. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
(14) Leases
Our total operating lease expense for the three months ended March 31, 2025 and 2024 was $6 million and $7 million, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$42	$44
Accrued liabilities	17	16
Operating lease liabilities	29	31
Total operating lease liabilities	$46	$47
Weighted average remaining lease term, years	3	3
Weighted average discount rate	6%	6%

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5	$6
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$1
Lease liability maturities:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Less Imputed Interest	Total
Operating leases	$16	$17	$10	$6	$1	$—	$(4)	$46
As of March 31, 2025, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $89 million for all of our legal matters that were contingencies as of both March 31, 2025 and December 31, 2024.
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
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to the plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. The district court denied that motion for summary judgment on September 20, 2021. On January 13, 2023, the district court entered an order requiring, among other things, that the plaintiffs make a formal written settlement demand by January 20, 2023, that the defendants respond to that demand in writing by January 27, 2023, and that the parties file a status report by January 31, 2023 confirming that they have complied with the district court’s order. On January 31, 2023, the parties filed a joint status report confirming that they have complied with the district court’s order to make and respond to a formal written demand. Discovery closed on June 1, 2023. On June 30, 2023, the defendants filed a motion for summary judgment. On March 28, 2024, the court issued an order granting in part and denying in part defendants’ motion for summary judgment. On April 30, 2024, the court issued an order setting the matter for a jury trial starting on May 5, 2025. On February 23, 2025, the parties finalized an agreement, pursuant to which the Company paid $72.5 million to resolve this matter in April 2025. On February 27, 2025, the court dismissed the case without prejudice and struck all pending deadlines. On April 10, 2025, the court dismissed the case with prejudice.
In re Automatic Card Shufflers Litigation Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the defendants filed a motion for summary judgment, which is pending. Also on February 16, 2024, plaintiffs filed a motion for partial summary judgment and a motion for class certification, which are pending. The court set a hearing for May 8, 2025 on the pending motions for summary judgment. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department, which denied Respondents’ appeal on June 22, 2023. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification. On December 9, 2024, the Arbitrator denied the motions for summary judgment and issued a class determination award, certifying a class. On January 9, 2025, Respondents filed a petition to vacate the award in New York Supreme Court. The court heard oral argument on the petition to vacate on March 20, 2025, and a decision is pending. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Andrea Sornberger Matter
On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. On August 24, 2023, plaintiff voluntarily dismissed her complaint without prejudice, and re-filed it in the Circuit Court of Franklin County, Alabama. On September 27, 2023, defendants removed the re-filed action to the United States District Court for the Northern District of Alabama. On October 26, 2023, plaintiff filed a motion to remand the action to the Circuit Court of Franklin County, Alabama. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 8, 2024, the Court granted the Plaintiff’s unopposed motion to stay the case and stayed the case until October 29, 2024. On November 12, 2024, the parties jointly stipulated to dismiss the case without prejudice to time-related defenses, should the settlement agreement between the parties not become final. The parties signed a written settlement agreement on January 6, 2025, which is still subject to court approval. On March 25, 2025, the Court dismissed the case with prejudice, provided, however, that if the terms of the settlement were not fully consummated within 45 days of the order, then the Court would entertain a petition to reinstate the action. On March 28, 2025, plaintiff filed an unopposed motion to vacate the dismissal with prejudice and asked the Court to enter a dismissal order consistent with the parties’ agreed-upon stipulation of dismissal; the Court has not ruled on the plaintiff’s motion.
Roberts Matter
On July 25, 2023, claimant Donovan Roberts filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Kentucky’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the claimant. On October 6, 2023, respondent filed its answering statement to claimant’s arbitration demand. On May 30, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand. On August 12, 2024, the Arbitrators granted respondent’s motion to dismiss in part, and dismissed the claimant’s claims seeking to recover losses of other Kentucky residents. The Arbitrators allowed claimant’s claim for his own personal alleged losses to proceed. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. In response to respondent’s unopposed request to stay the matter, on October 3, 2024, the Arbitrators marked the case file inactive. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.

Ebersole Matter
On July 25, 2023, claimant Christopher Ebersole filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Murnaghan Matter
On July 25, 2023, claimant Hope Murnaghan filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Massachusetts’ anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Massachusetts players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Ewing Matter
On November 31, 2023, plaintiff Lauren Ewing filed a lawsuit against SciPlay Corporation and SciPlay Games LLC in the Circuit Court for the 14th Judicial District of Tennessee. The complaint asserts claims for alleged violations of Tennessee’s anti-gambling statutes and seeks unspecified money damages, including recover of monies allegedly lost by Tennessee players of SciPlay’s online social casino games. On December 15, 2023, defendants removed the action to the United States District Court for the Eastern District of Tennessee. On January 12, 2024, plaintiff filed a motion to remand the action to the Circuit Court for the 14th Judicial District of Tennessee. On January 22, 2024, defendants filed a motion to dismiss plaintiff’s complaint and a motion to compel arbitration of plaintiff’s claims. On September 26, 2024, the United States District Court for the Eastern District of Tennessee granted plaintiff’s motion to remand the case to State court. In light of the remand order, the District Court did not rule on defendants’ motions to dismiss and to compel arbitration. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, defendants filed a petition for permission to appeal the District Court’s remand order with the United States Court of Appeals for the Sixth Circuit, which the Sixth Circuit granted on January 17, 2025. On October 23, 2024, the District Court granted defendants’ motion to stay its remand order until the Sixth Circuit fully disposes of the petition for permission to appeal. On January 30, 2025, the Sixth Circuit granted the parties’ joint motion to stay the case until April 30, 2025. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Fuqua Matter
On August 22, 2024, plaintiff Dianne Fuqua filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the United States District Court for the Western District of Kentucky. The complaint asserts claims for alleged violations of Kentucky anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and unspecified other relief. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, the Court granted Plaintiff’s unopposed motion to stay and stayed all deadlines for 30 days. The Court has periodically extended the stay, most recently extending the stay on March 20, 2025. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Timothy Sornberger Matter
On January 9, 2025, plaintiffs Timothy Sornberger, Donovan Roberts, Matthew Sprinkle, Hope Murnaghan, Luke Whitney, Prince Imanifest Allah Beautiful, and Christopher Ebersole filed a putative multistate class action complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of Franklin County, Alabama. The complaint asserts claims for alleged violations of anti-gambling statutes of the states of Alabama, Tennessee, Kentucky, Ohio, New Jersey, and Massachusetts. The plaintiffs seek to represent putative classes of individuals in their respective home states who spent money playing SciPlay’s online social casino games during various periods of time. The complaint seeks unspecified money damages, including recovery of monies allegedly lost by players of SciPlay’s online social casino games in the enumerated states, the award of interests and costs, attorneys’ fees and expenses and unspecified other relief. On January 17, 2025, the parties filed a notice of a proposed class settlement and a motion to stay the deadlines to answer or otherwise respond to the complaint. On January 17, 2025, the court stayed all deadlines in the action, pending the filing of a motion for preliminary approval of a class action settlement.
Aristocrat Matter (United States)
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ DRAGON TRAINTM and JEWEL OF THE DRAGON® games. Plaintiffs’ operative complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted in part and denied in part on June 24, 2024. On May 22, 2024, the plaintiffs filed a motion for a preliminary injunction, which the district court granted on September 23, 2024. On July 15, 2024, the plaintiffs filed a First Amended Complaint, which defendants answered on August 12, 2024. On November 21, 2024, the plaintiffs filed a motion to enforce the district court’s preliminary injunction, which the court denied on January 3, 2025. On March 14, 2025, the plaintiffs filed a Second Amended Complaint, which defendants answered on April 11, 2025. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We intend to defend against the claims in the lawsuit.
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
Evolution Matter
On May 28, 2024, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia brought a civil action in the United States District Court for the District of Nevada against L&W and LNW Gaming, Inc. Plaintiffs assert claims for patent infringement and trade secret misappropriation relating to defendants’ ROULETTEX® and POWERX® games. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of attorneys’ fees and costs, interest, and declaratory relief. On July 24, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted as to plaintiffs’ claims for patent infringement on February 11, 2025. On August 16, 2024, defendants filed a motion to stay discovery, which the court denied on November 7, 2024. On February 7, 2025, defendants filed a motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation, or, in the alternative, to dismiss the claims, which is pending. On April 10, 2025, Plaintiffs filed a First Amended Complaint and a motion for leave to file a Second Amended Complaint, and defendants’ responsive pleadings to either complaint are not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 10-K.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2024 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean L&W together with its consolidated subsidiaries.
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
As more fully described in Part I, Item 1 “Business” in our 2024 10-K, we are executing on our strategy to become a leading cross-platform global games company with a focus on content and digital markets. We report our results of operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services. See “Business Segments Results” below and Note 3 for additional reportable segment information.
We delivered another solid quarter, representing a 16th consecutive quarter of year-over-year consolidated revenue growth, which grew 2%, expanded segment AEBITDA margins across all of our businesses and generated strong operating cash flows. We also repurchased approximately 1.9 million shares of common stock at an aggregate cost of $167 million (including excise tax) during the three months ended March 31, 2025.
On February 10, 2025, we entered into an amendment to the LNWI Credit Agreement which, among other things, (i) provided for new revolving commitments in an amount of $1.0 billion, replacing the existing revolving commitments of $750 million, (ii) extended the maturity of the revolving commitments, and (iii) reduced the applicable margin for the revolving loans by up to 50 basis points.
On February 18, 2025, we announced the strategic acquisition of Grover Charitable Gaming for an upfront consideration of $850 million, which will be funded with the combination of existing cash, incremental debt financing and the recently expanded LNWI Revolver. The transaction is expected to close during the second quarter of 2025, subject to required regulatory and other approvals and customary closing conditions. Our lead arranger has obtained commitments, subject to customary closing conditions, for a three-year, $800 million Term Loan A credit facility at leverage-based pricing expected to be in line with our current LNWI Revolver credit facility, the proceeds of which will be used for the financing of the pending Grover Charitable Gaming acquisition. Grover Gaming is a leading provider of electronic pull-tabs distributed over five U.S. states: North Dakota, Ohio, Virginia, Kentucky and New Hampshire. We believe this acquisition further enhances our growth profile, cross-platform strategy and presence in regulated land-based markets.
In April of 2025, the U.S. government and many foreign countries imposed a series of new trade tariffs and other changes in trade policy. In addition, in response to these tariffs, other countries have implemented retaliatory tariffs and other measures impacting U.S. goods. These tariffs place additional duties on imports, and we currently source a portion of the raw materials and components for our Gaming Business from China and across Asia. We have evaluated various mitigation strategies, including but not limited to, supplier diversification, adjusting supply chain operations, supplier pricing negotiations and cost control initiatives, among other measures. Over the past several quarters, through margin enhancement initiatives, we have successfully executed meaningful operational efficiencies. While we expect recent tariffs and trade policies to create incremental cost pressures in the near term, our realized and ongoing operational efficiency initiatives coupled with other measures are expected to mitigate these effects. The full impact of the tariffs on our financial results will depend on several factors, including the duration of the trade measures, potential further retaliatory actions, our ability to successfully execute our mitigation strategies, and overall market conditions.

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	2025 vs. 2024
Total revenue	$774	$756	$18	2%
Total operating expenses	604	591	13	2%
Operating income	170	165	5	3%
Net income before income taxes	105	100	5	5%
Net income	82	82	—	—%
Revenue

Consolidated Revenue by Reportable Business Segment
(in millions)
Three Months Ended March 31, 2025 and 2024
Gaming revenue growth of $19 million, or 4%, for the three months ended March 31, 2025 was driven by growth across all lines of business, including 9% growth in Table products and 5% growth in both Gaming systems and Gaming operations, fueled by the success of our diversified portfolio of successful game franchises and gaming solutions.
SciPlay revenue decreased $4 million, or 2%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to a decline in average monthly payers, partially offset by an increase in average monthly revenue per paying user. Average revenue per daily active user grew 5% for the three months ended March 31, 2025, while average monthly revenue per paying user increased 3%.
The increase in iGaming revenue of $3 million, or 4%, for the three months ended March 31, 2025, compared to the prior year period, was driven primarily by continued momentum in the North American markets and expansion of our partner network.

Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	2025 vs. 2024
Operating expenses:
Cost of services	$111	$112	$(1)	(1)%
Cost of products	100	107	(7)	(7)%
SG&A	217	218	(1)	—%
R&D	65	62	3	5%
D&A	91	86	5	6%
Restructuring and other	20	6	14	233%
Total operating expenses	$604	$591	$13	2%
Cost of Revenue
Total cost of revenue for the three months ended March 31, 2025 decreased primarily as a result of lower cost of products related to new games and systems.
SG&A
SG&A for the three months ended March 31, 2025 remained relatively flat as compared to the prior year period. The change was driven by a $6 million decrease in expenses, primarily consisting of lower salaries and benefits expense of $2 million and lower marketing expense of $2 million, partially offset by higher stock-based compensation of $5 million.
R&D
R&D increased for the three months ended March 31, 2025 as compared to the prior year period, primarily due to higher salaries and benefits in our Gaming and SciPlay segments.
D&A
D&A for the three months ended March 31, 2025 increased primarily due to higher depreciation related to Gaming operations installed base growth and investments.
Restructuring and Other
The increase in restructuring and other for the three months ended March 31, 2025 was primarily due to $7 million in iGaming charges, primarily related to the discontinuation of our iGaming Live Casino operations, and $5 million in costs related to the legal and professional services primarily associated with the acquisition of Grover Charitable Gaming.
Other Factors Affecting Net Income

	Three Months Ended March 31,		Factors Affecting Net Income
(in millions)	2025	2024	2025 vs. 2024
Other income, net	$4	$10	The change in other income was primarily due to the impact of changes in foreign currency exchange rates.
Income tax expense(1)	(23)	(18)	The increase in income tax expense was primarily due to the increase in worldwide income.
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

	Three Months Ended March 31,
	2025		2024
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$23	3%	$28	4%
Euro	54	7%	48	6%
Australian Dollar	24	3%	33	4%
REPORTABLE BUSINESS SEGMENT RESULTS (for the three months ended March 31, 2025 compared to the three months ended March 31, 2024)
GAMING
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
For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2024 10-K.
Current Year Update
The increase in Gaming revenue for the three months ended March 31, 2025, as compared to the prior year period, was primarily driven by continued global Gaming Operations growth of 5%, primarily due to growth in U.S. and Canada installed base and elevated average daily revenue per unit. The increase in Gaming revenue for the three months ended March 31, 2025 also benefited from Table products growth of 9%, Systems growth of 5%, and Gaming machine sales growth of 1%. Our growth is driven by the continued strength and success of our diversified portfolio of successful game franchises, including HUFF N’ PUFF®, ULTIMATE FIRE LINK®, INVADERS! ATTACK FROM THE PLANET MOOLAH®, FRANKENSTEIN, our hit Asian-themed games 88 FORTUNES® and DANCING DRUMS®, stepper favorites QUICK HIT® and BLAZING 777® and the success of our COSMIC®, COSMIC UPRIGHT and HORIZON® cabinets. We are actively monitoring any impact of recent tariffs, inflationary pressures, supply chain disruptions and macroeconomic uncertainty that may impact our operations and financial results. See the “Business Overview” section above and Item 1A “Risk Factors” for information regarding recent trade tariffs which may have a significant impact on our Gaming business.

Results of Operations and KPIs

Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Variance
($ in millions, except per unit amounts)	2025	2024	2025 vs. 2024
Revenue:
Gaming operations	$173	$164	$9	5%
Gaming machine sales	208	205	3	1%
Gaming systems	63	60	3	5%
Table products	51	47	4	9%
Total revenue	$495	$476	$19	4%

F/X impact on revenue	$(2)	$—	$(2)	nm

KPIs:
U.S. and Canada units:
Installed base at period end	34,501	31,534	2,967	9%
Average daily revenue per unit	$48.25	$48.82	$(0.57)	(1)%

International units(1):
Installed base at period end	19,896	22,163	(2,267)	(10)%
Average daily revenue per unit	$15.07	$14.28	$0.79	6%

Gaming machine sales:
U.S. and Canada new unit shipments	5,769	4,437	1,332	30%
International new unit shipments	4,001	5,259	(1,258)	(24)%
Total new unit shipments	9,770	9,696	74	1%
Average sales price per new unit	$19,996	$19,897	$99	—%
nm = not meaningful. (1) Units exclude those related to game content licensing.
Gaming Operations
Gaming operations revenue growth was driven by strong game performance of hit franchises, including our premium games. Gaming operations for U.S. and Canada had a 2,967-unit increase in installed base, partially offset by a decrease in average daily revenue per unit of $0.57 for the three months ended March 31, 2025. Average daily revenue per unit for International units increased by $0.79 for the three months ended March 31, 2025. International ending installed base units decreased by 2,267 units primarily due to the expected closure of certain LBOs in the U.K., removals in Greece and the reduction of certain low-yielding units in Latin America.

Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher U.S. and Canada unit shipments.
The following table summarizes Gaming machine sales changes:

	Three Months Ended March 31,		Variance
	2025	2024	2025 vs. 2024
U.S. and Canada unit shipments:
Replacement units	5,398	4,296	1,102	26%
Casino opening and expansion units	371	141	230	163%
Total unit shipments	5,769	4,437	1,332	30%

International unit shipments:
Replacement units	2,998	3,711	(713)	(19)%
Casino opening and expansion units	1,003	1,548	(545)	(35)%
Total unit shipments	4,001	5,259	(1,258)	(24)%
Operating Expenses and AEBITDA
Operating expenses for the three months ended March 31, 2025 increased by $14 million, as compared to the corresponding prior year period, primarily due to $12 million in higher salaries and benefits (including stock-based compensation), $6 million in higher D&A and $5 million in higher restructuring and other costs (“R&O”), partially offset by lower cost of revenue.
AEBITDA increased by $22 million, which is primarily related to increased revenue. AEBITDA as a percentage of revenue (“AEBITDA margin”) increased by 2 percentage points to 51% for the three months ended March 31, 2025, driven by a combination of a more favorable revenue mix and margin enhancements initiatives.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on online platforms. SciPlay operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to enhance gameplay. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay generates additional revenue through advertising arrangements in certain games, which was not material for the periods presented. Players who install these games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include BINGO SHOWDOWN® and BACKGAMMON LIVE. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented approximately 13% of total SciPlay revenue for the first three months of 2025. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.

Current Year Update
SciPlay continues to deliver steady results and elevated payer engagement. Revenue decreased slightly by 2% for the three months ended March 31, 2025, which was primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user. SciPlay continues to deploy strategic game updates, utilize enhanced analytics, pursue international expansion and benefit from the proprietary direct-to-consumer platform.
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
Results of Operations and KPIs

Three Months Ended March 31, 2025 and 2024

(1) Other primarily represents advertising revenue, which was not material for the periods presented.

	Three Months Ended March 31,		Variance
(in millions unless otherwise noted)	2025	2024	2025 vs. 2024
Revenue:
Third-party platforms and other(1)	$175	$194	$(19)		(10)%
Direct-to-consumer platforms	27	12	15		125%
Total revenue	$202	$206	$(4)		(2)%

KPIs:
In-App Purchases:
Average MAU(2)	5.5	5.8	(0.3)		(5)%
Average DAU(3)	2.1	2.2	(0.1)		(5)%
ARPDAU(4)	$1.06	$1.01	$0.05		5%
Average MPUs(5) (in thousands)	572	594	(22)		(4)%
AMRPPU(6)	$116.96	$113.93	$3.03		3%
Payer Conversion Rate(7)	10.4%	10.2%	0.2	pp	nm
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

For the three months ended March 31, 2025, revenue decreased 2%, primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user.
Average MAU and average MPU for the three months ended March 31, 2025 decreased due to the turnover in users. ARPDAU increased as a function of higher player monetization with a slight decrease in average DAU. AMRPPU increased, with payer conversion increasing slightly, as SciPlay continues to improve content and features, resulting in steady paying player interaction.
Payer conversion rates increased slightly due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in games.
Operating Expenses and AEBITDA
The slight decrease in operating expenses for the three months ended March 31, 2025, as compared to prior year period, was primarily driven by lower cost of revenue due to higher margins on our direct-to-consumer platform revenue.
AEBITDA increased by $2 million, and AEBITDA margin increased by 2 percentage points to 32%, primarily due revenue generated via our proprietary direct-to-consumer platform, which generates higher margins.
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

Current Year Update
We continue to expand our customer base and capitalize on growth in the North American and International markets, including emerging markets, such as Brazil, by leveraging our industry leading platforms, content and solutions, as well as investing in our ability to scale our own original U.S. land-based content offering.
During the first quarter of 2025, the Company commenced the process of discontinuing its Live Casino operations. This decision reflects our commitment to reallocate resources to maximize our return on investments, and we do not expect that this decision will have a material impact on our iGaming business’s long-term growth prospects.
Results of Operations

Three Months Ended March 31, 2025 and 2024
The increase in iGaming revenue for the three months ended March 31, 2025 was $3 million, or 4%, as compared to the prior year period, primarily driven by continuing momentum in the North American market and expansion of our partner network. Wagers processed through our Open Gaming System for current year period increased to $25.2 billion.
Operating expenses increased slightly in correlation with the increase in revenue and primarily due to $7 million in restructuring costs, primarily related to the discontinuation of our Live Casino operations. AEBITDA increased 8%, and AEBITDA margin increased to 35% compared to the prior year period primarily due to lower operating expenses (excluding R&O).
RECENTLY ISSUED ACCOUNTING GUIDANCE
We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of March 31, 2025, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.

Cash and Available Revolver Capacity

	As of
(in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$134	$196
Revolver capacity	1,000	750
Revolver capacity drawn	(40)	—
Letters of credit	(10)	(10)
Total	$1,084	$936
Total cash held by our foreign subsidiaries was $116 million and $127 million as of March 31, 2025 and December 31, 2024, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. For certain game sales in which control of the units have transferred to a customer, but the title transfer is pending until the final payment is made, we have elected to designate future collections as restricted cash until the resolution of the Aristocrat legal matter (for additional information on our legal proceedings, see Note 15 in this Form 10-Q and Note 19 in our 2024 Form 10-K). Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. There have been no material changes to our capital requirements disclosed in our 2024 10-K, other than those associated with our amended credit facility and new notes offering, as described below and in Note 10.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may, from time to time, repurchase or otherwise repay, retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, or conduct significant repurchases of our outstanding securities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A in our 2024 10-K.
On June 11, 2024, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of outstanding common stock. During the three months ended March 31, 2025, we repurchased approximately 1.9 million shares of common stock at an aggregate cost of $166 million (excluding excise tax).
On February 10, 2025 we amended the LNWI Credit Agreement. The amendment, among other things, (i) provided for new revolving commitments under the LNWI Revolver in an amount of $1.0 billion, which replaced the existing revolving commitments (which were in an amount of $750 million), (ii) extended the maturity of the revolving commitments and (iii) reduced the applicable margin for the revolving loans by up to 50 basis points. See Note 10 for further details.
On February 18, 2025, we announced the strategic acquisition of Grover Charitable Gaming for cash consideration of $850 million at closing and up to $200 million in contingent acquisition consideration payments over a four-year period. The transaction will be funded with the combination of existing cash, incremental debt financing and the recently expanded LNWI Revolver, and it is expected to close during the second quarter of 2025, subject to required regulatory and other approvals and customary closing conditions. Our lead arranger has obtained commitments, subject to customary closing conditions, for a three-year, $800 million Term Loan A credit facility at leverage-based pricing expected to be in line with our current LNWI Revolver credit facility, the proceeds of which will be used for the financing of the pending Grover Charitable Gaming acquisition.

Cash Flow Summary

	Three Months Ended March 31,		Variance
(in millions)	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$185	$171	$14
Net cash used in investing activities	(62)	(71)	9
Net cash used in financing activities	(171)	(65)	(106)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(3)	6
(Decrease) increase in cash, cash equivalents and restricted cash	$(45)	$32	$(77)
Cash flows from operating activities

	Three Months Ended March 31,		Variance
(in millions)	2025	2024	2025 vs. 2024
Net income	$82	$82	$—
Adjustments to reconcile net income to cash provided by operating activities	107	83	24
Changes in working capital accounts, excluding the effects of acquisitions	(4)	6	(10)
Net cash provided by operating activities	$185	$171	$14
Net cash provided by operating activities increased primarily due to a $24 million increase in earnings (drivers of which are described above), partially offset by changes in working capital accounts. Changes in working capital accounts for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 were negatively impacted by the timing of collections of receivables, increased inventory and an increase in cash paid for income taxes, partially offset by changes in accounts payable, which were due to the timing of payments.
Cash flows from investing activities
Net cash used in investing activities decreased primarily due to lower capital expenditures related to the timing of investments in Gaming operations. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software. Additionally, the prior year period included an investment of $4 million in the acquisition of a business asset.
Cash flows from financing activities
Net cash used in financing activities increased, as higher purchases of our outstanding common stock under our share repurchase programs and increases in net redemptions of common stock under stock-based compensation plans during the current year period were partially offset by borrowings under our revolving credit facility.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 14 and 15 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 10-K as well as Notes 10 and 11 and Item 3 below in this Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of March 31, 2025, the face value of long-term debt was $3.9 billion, including $2.2 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $22 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2025.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of our legal proceedings, see Note 15, in this Quarterly Report on Form 10-Q and Note 19 in our 2024 10-K.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2024 10-K.
Unfavorable U.S. and international economic conditions, decreased discretionary spending, travel or operational disruptions due to other factors such as inflation, rising benchmark interest rates, new or increased trade tariffs, terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof, other economic or political uncertainties, or other events beyond our control have adversely affected and may in the future adversely affect our business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including recession, inflation, rising benchmark interest rates, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, relatively high rates of unemployment and inflation, have had, and may continue to have, a negative effect on our business. Sociopolitical factors such as terrorist activity or threat thereof, armed conflicts or hostilities, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof, or other events beyond our control that contribute to consumer unease have resulted, and may continue to result, in decreased discretionary spending or travel by consumers and have had, any may continue to have, a negative effect on our businesses. Such factors out of our control may also have effects beyond discretionary spending or travel, such as disruptions to our operations and productivity, which could also have a negative effect on our businesses. Prolonged or more severe economic weakness, particularly from inflation, rising interest rates, new or increased tariffs and foreign currency volatility, could materially adversely impact our business, including causing our expected expenses to increase materially. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers, employees, consultants and business partners in varied ways.
In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity which may be reduced by unfavorable economic conditions. A further or extended decline in disposable income may result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher travel and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, recession, new or increased tariffs, outbreaks of contagious diseases or public perception thereof or fears of terrorism or other violence. A decline in play levels has negatively impacted the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.

Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. These conditions, and the concentration of certain outstanding Gaming segment receivables, may increase our collection risks and materially impact our estimate of receivables allowance for credit losses. In addition, unfavorable economic conditions have caused, and may cause in the future, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which adversely affects our business. Further, our Gaming customers could elect to modify their replacement cycles or otherwise delay purchases and capital expenditures they would have otherwise made. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services.
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
In our SciPlay business, while we maintain offices in the U.S., we have employees and consultants operating in foreign jurisdictions, including Israel. In the foreign jurisdictions in which SciPlay operates, conditions such as political instability, inflation, slower growth or recession, new or increased tariffs, terrorist activity or threat thereof, armed conflicts or hostilities and civil unrest could adversely affect our business and results of operations. For example, political, economic and military conditions in Israel, including acts of terrorism, war or other armed conflicts, which have impacted our employees and operations in Israel, could in the future cause business interruptions or other spillover effects that could materially adversely affect SciPlay’s business and results of operations.
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
There are ongoing concerns regarding the debt burden of certain countries, particularly in Europe and South America, and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. We currently operate in, and our growth strategy may involve pursuing expansion or business opportunities in certain of these jurisdictions, such as Argentina, Brazil, Greece, Italy and Puerto Rico among others. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in these countries or more broadly. In more severe cases, this could result in a limitation on the availability or flow of capital, thereby restricting our liquidity and negatively impacting our results of operations, cash flows and financial condition.
Changes in international trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.
The U.S. government has adopted new approaches to trade policy and in some cases, may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreement. The U.S. government has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other countries and types of foreign goods. In addition, in response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.
We cannot yet predict the full effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. As we currently source a portion of our Gaming Business raw materials and components from China and across Asia, any additional duties imposed on imports may materially impact our supply chain by making it more difficult or costly to procure these items. Potential adverse impacts on our operating results include increased costs for our products and disruptions in our manufacturing and supply. The overall impact of trade policy and laws on our business depends on multiple factors, including their duration, their scope and its potential expansion, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. While we believe we can adapt our business strategy to mitigate these effects, there is no assurance that these efforts will fully offset any increased costs.
Additionally, political tensions as a result of trade policies could reduce trade volume, investment and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Uncertainties in global economic conditions have in the past negatively impacted discretionary consumer spending. As our revenue in our Gaming and iGaming businesses is largely driven by players’ disposable incomes and level of gaming activity, a downturn in the economic environment may in turn have a material adverse impact on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 1.9 million shares under the share repurchase programs during the three months ended March 31, 2025.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share(1)	Total Cost of Repurchase (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(1)
1/1/2025 - 1/31/2025	1.2	$87.58	$106	$607
2/1/2025 - 2/28/2025	0.7	$92.43	60	$547
3/1/2025 - 3/31/2025	—	$109.83	—	$547
Total	1.9	$87.37	$166	$547

(1) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act, resulting in $1 million recorded as of March 31, 2025. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of February 17, 2025, by and among Grover Gaming, Inc., G2 Gaming, Inc. and LNW Gaming, Inc. (incorporated by reference to Exhibit 2.1 to Light & Wonder, Inc.'s Current Report on Form 8-K filed February 18, 2025).

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

99.1
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019), for awards granted in 2025 or later.*(†)

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
Dated:    May 7, 2025