Form 10-Q
period 2025-06-30
Light & Wonder, Inc.
filed 2025-08-06
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
Common stock outstanding as of August 1, 2025 was 83,946,594.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2025

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:

Term or Acronym	Definition
2024 10-K	2024 Annual Report on Form 10-K filed with SEC on February 25, 2025
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
2031 Unsecured Notes	7.500% senior unsecured notes due 2031 issued by LNWI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
CMS	casino-management system
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Grover	Grover Gaming charitable business acquired on May 16, 2025
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
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

LNWI Credit Agreement A	That certain credit agreement, dated as of May 15, 2025, among LNWI, as the borrower, L&W, as a guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Securities, Inc., Citizens Bank, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas Securities Corp., KeyBanc Capital Markets Inc., U.S. Bank National Association, Fifth Third Bank, National Association, Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners and Deutsche Bank Securities Inc., as Co-Documentation Agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time
LNWI Revolver	Revolving credit facility with aggregate commitments of $1.0 billion extended pursuant to the LNWI Credit Agreement
LNWI Term Loan A	Term loan A facility provided for by the LNWI Credit Agreement A
LNWI Term Loan B	Term loan B facility provided for by the LNWI Credit Agreement
Note	a note in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
R&D	research and development
RSU	restricted stock unit
SciPlay	Our SciPlay business segment
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes or Unsecured Notes	refers to the 2028 Unsecured Notes, 2029 Unsecured Notes and 2031 Unsecured Notes, collectively
SG&A	selling, general and administrative

Term or Acronym	Definition
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
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
KONG: SKULL ISLAND and all related characters and elements © Warner Bros. Entertainment Inc.

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
•changes in, progress under, or the elimination of, our share repurchase program;
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
•the risk that any potential disruptions from the Grover acquisition will harm relationships with customers, employees and suppliers;
•the possibility that the Company may be unable to achieve expected financial, operational and strategic benefits of the Grover acquisition and may not be able to successfully integrate Grover into the Company’s operations;
•risks as a result of being publicly traded in the United States and Australia, including price variations and other impacts relating to the current dual listing of the Company’s common stock on the ASX and Nasdaq;
•risks relating to transitioning, or failing to transition, to a sole primary listing on the ASX, including delisting the Company’s common stock from Nasdaq, which could negatively affect the liquidity and trading prices of our common stock, impact our access to the capital markets and result in less or differing disclosure about the Company, as well as additional regulation which the Company is not currently familiar with;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Services	$566	$526	$1,092	$1,044
Products	243	292	490	531
Total revenue	809	818	1,582	1,575
Operating expenses:
Cost of services(1)	113	111	224	223
Cost of products(1)	106	125	206	233
Selling, general and administrative	208	220	425	438
Research and development	64	66	129	128
Depreciation, amortization and impairments	99	87	190	173
Restructuring and other	17	34	37	40
Operating income	202	175	371	340
Other (expense) income:
Interest expense	(77)	(75)	(146)	(150)
Loss on debt financing transactions	—	—	(1)	—
Other (expense) income, net	(1)	8	4	18
Total other expense, net	(78)	(67)	(143)	(132)
Net income before income taxes	124	108	228	208
Income tax expense	(29)	(26)	(51)	(44)
Net income	$95	$82	$177	$164
Basic and diluted net income per share:
Basic	$1.12	$0.92	$2.09	$1.83
Diluted	$1.11	$0.90	$2.05	$1.78
Weighted average number of shares used in per share calculations:
Basic shares	84	90	85	90
Diluted shares	86	92	86	92
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$95	$82	$177	$164
Other comprehensive income (loss)
Foreign currency translation gain (loss), net of tax	75	(1)	123	(30)
Derivative financial instruments unrealized (loss) gain, net of tax	(3)	—	(8)	6
Total other comprehensive income (loss)	72	(1)	115	(24)
Total comprehensive income	$167	$81	$292	$140
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$136	$196
Restricted cash	130	110
Receivables, net of allowance for credit losses of $27 and $35, respectively	643	585
Inventories	187	158
Prepaid expenses, deposits and other current assets	141	134
Total current assets	1,237	1,183
Non-current assets:
Restricted cash	5	6
Receivables, net of allowance for credit losses of $7 and $5, respectively.	93	97
Property and equipment, net	351	286
Operating lease right-of-use assets	44	44
Goodwill	3,355	2,890
Intangible assets, net	882	454
Software, net	176	161
Deferred income taxes	272	229
Other assets	75	71
Total assets	$6,490	$5,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38	$23
Accounts payable	248	216
Accrued liabilities	358	447
Income taxes payable	53	49
Total current liabilities	697	735
Deferred income taxes	13	12
Operating lease liabilities	30	31
Other long-term liabilities	230	160
Long-term debt, excluding current portion	4,818	3,847
Total liabilities	5,788	4,785
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 118 and 117 shares issued, respectively, and 84 and 86 shares outstanding, respectively	1	1
Additional paid-in capital	1,242	1,200
Retained earnings	1,193	1,016
Treasury stock, at cost, 34 and 31 shares, respectively	(1,484)	(1,216)
Accumulated other comprehensive loss	(250)	(365)
Total stockholders’ equity	702	636
Total liabilities and stockholders’ equity	$6,490	$5,421
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$177	$164
Adjustments to reconcile net income to net cash provided by operating activities	225	196
Changes in working capital accounts, excluding the effects of acquisition	(111)	(48)
Net cash provided by operating activities	291	312
Cash flows from investing activities:
Capital expenditures	(139)	(153)
Acquisitions of businesses and assets, net of cash acquired	(861)	(5)
Net cash used in investing activities	(1,000)	(158)
Cash flows from financing activities:
Borrowings under revolving credit facility	365	—
Repayments under revolving credit facility	(170)	—
Proceeds from issuance of senior notes and term loans	800	—
Payments on long-term debt	(11)	(5)
Payments of debt issuance and deferred financing costs	(5)	(2)
Payments on license obligations	(12)	(14)
Payments of contingent acquisition considerations	(2)	(14)
Purchase of L&W common stock	(270)	(175)
Net redemptions of common stock under stock-based compensation plans and other	(35)	(40)
Net cash provided by (used in) financing activities	660	(250)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(3)
Decrease in cash, cash equivalents and restricted cash	(41)	(99)
Cash, cash equivalents and restricted cash, beginning of period	312	521
Cash, cash equivalents and restricted cash, end of period	$271	$422
Supplemental cash flow information:
Cash paid for interest	$137	$146
Income taxes paid	71	70
Cash paid for contingent acquisition considerations included in operating activities	—	22
Supplemental non-cash transactions:
Non-cash interest expense	$5	$5

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities, and electronic pull tabs and related services to charitable gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services. We report our results of operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services.
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
Acquisition of Grover
On May 16, 2025, we completed the acquisition of Grover Charitable Gaming (“Grover”) for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments over a four-year period based on achievement of certain revenue metrics. Grover is a leading provider of electronic pull-tabs currently distributed over five U.S. states: North Dakota, Ohio, Virginia, Kentucky and New Hampshire.
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
We incurred $14 million in acquisition-related costs, which were recorded in restructuring and other for the six months ended June 30, 2025.

The following table summarizes the preliminary allocation of the purchase price, which is expected to be finalized by December 31, 2025:

May 16, 2025
Accounts receivable	$9
Property and equipment	52
Intangible assets	464
Goodwill	392
Other current and non-current assets	1
Total assets	918
Total current and non-current liabilities	4
Net assets acquired	$914
Consideration transferred:
Cash, net of purchase price adjustments	$858
Fair value of contingent consideration(1)	56
Total consideration transferred	$914
(1) The fair value was determined using an income approach primarily based on reaching certain revenue-based metrics, with a discount rate of 6% and a maximum payout of up to $200 million.
Accounts receivable and other current and non-current assets and liabilities were valued at the existing carrying values, which approximated their estimated fair values. The fair value of property and equipment, which primarily consisted of electronic pull tab gaming devices, was determined using replacement cost and cost-plus pricing.
The fair values of intangible assets that have been preliminarily identified were determined using a combination of the excess earnings method and the relief from royalty method using Level 3 inputs in the fair value hierarchy established by ASC 820. The discount rates used in the valuation analysis ranged between 14% and 15%, and the royalty rates used were between 2% and 18%. The following table details the intangible assets that have been preliminarily identified:

	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$345	15
Intellectual property(1)	91	5-7
Trade name	28	15
(1) Primarily consists of game content and platform technology.
The factors contributing to the recognition of acquired goodwill are based on enhanced financial and operational scale, market diversification and expansion, expected synergies, assembled workforce and other strategic benefits. We expect the resultant goodwill to be deductible for income tax purposes.
Grover revenue and net income since the acquisition date and through June 30, 2025 included in the consolidated statements of operations and comprehensive income were not material. The Grover operating segment was aggregated with our Gaming reportable business segment.
Computation of Basic and Diluted Net Income Per Share
Basic and diluted net income per share are based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income.
For the three and six months ended June 30, 2025, we included 2 million and 1 million, respectively, of common stock equivalents in the calculation of diluted net income per share. For the three and six months ended June 30, 2024, we included 2 million of common stock equivalents in the calculation of diluted net income per share for both periods.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within Note 1 of our 2024 10-K that are expected to have a material impact on our consolidated financial statements.

(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our reportable business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gaming
Gaming operations	$209	$175	$382	$340
Gaming machine sales	191	228	398	433
Gaming systems	73	82	136	142
Table products	55	54	106	101
Total	$528	$539	$1,022	$1,016
SciPlay
Third-party platforms and other(1)	$165	$181	$339	$375
Direct-to-consumer platforms	35	24	63	36
Total	$200	$205	$402	$411
iGaming	$81	$74	$158	$148
(1) Other primarily represents advertising revenue, which was not material for the periods presented.
Grover revenues are generated by providing customers with access to proprietary electronic pull tabs equipment and content for which consideration is based upon a percentage of gross gaming revenue, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue over time based on the amount we expect to receive and classify such revenue as gaming operations revenue. Payments from customers under these contracts are typically due on a monthly or more frequent basis.
The amount of rental income revenue included in services revenue within the consolidated statement of operations that is outside the scope of ASC 606 was $151 million and $289 million for the three and six months ended June 30, 2025, respectively, and $136 million and $263 million for the three and six months ended June 30, 2024, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30, 2025
Contract liability balance, beginning of period(1)	$21
Liabilities recognized during the period	15
Amounts recognized in revenue from beginning balance	(12)
Contract liability balance, end of period(1)	$24
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

	Receivables	Contract Assets(1)
Beginning of period balance	$682	$43
End of period balance, June 30, 2025	736	45
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of June 30, 2025, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than that for which we have the right to invoice for goods or services delivered or performed.

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

	Three Months Ended June 30, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$528	$200	$81	$809	$—	$809
Cost of revenue(2)	(139)	(53)	(27)	(219)	—	(219)
Payroll and related(3)	(83)	(24)	(17)	(124)	—	(124)
Other segment reconciling items(4)	(26)	(49)	(9)	(84)	(30)	(114)
AEBITDA(5)	280	74	28	382	(30)	352
Reconciling items to net income before income taxes:
Restructuring and other	(1)	—	(2)	(3)	(14)	(17)
D&A					(99)	(99)
Interest expense					(77)	(77)
Other income, net					(4)	(4)
Stock-based compensation					(31)	(31)
Net income before income taxes						$124
Capital expenditures for the three months ended June 30, 2025	$62	$5	$5	$72	$6	$78

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

	Three Months Ended June 30, 2024
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$539	$205	$74	$818	$—	$818
Cost of revenue(2)	(156)	(57)	(23)	(236)	—	(236)
Payroll and related(3)	(80)	(25)	(19)	(124)	—	(124)
Other segment reconciling items(4)	(31)	(53)	(8)	(92)	(36)	(128)
AEBITDA(5)	272	70	24	366	(36)	330
Reconciling items to net income before income taxes:
Restructuring and other	(1)	—	1	—	(34)	(34)
D&A					(87)	(87)
Interest expense					(75)	(75)
Other income, net					5	5
Stock-based compensation					(31)	(31)
Net income before income taxes						$108
Capital expenditures for the three months ended June 30, 2024	$74	$4	$7	$85	$1	$86

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.

	Six Months Ended June 30, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,022	$402	$158	$1,582	$—	$1,582
Cost of revenue(2)	(269)	(108)	(53)	(430)	—	(430)
Payroll and related(3)	(166)	(51)	(33)	(250)	—	(250)
Other segment reconciling items(4)	(53)	(105)	(17)	(175)	(64)	(239)
AEBITDA(5)	534	138	55	727	(64)	663
Reconciling items to net income before income taxes:
Restructuring and other	(7)	(1)	(9)	(17)	(20)	(37)
D&A					(190)	(190)
Interest expense					(146)	(146)
Loss on debt financing transactions					(1)	(1)
Other income, net					(2)	(2)
Stock-based compensation					(59)	(59)
Net income before income taxes						$228
Capital expenditures for the six months ended June 30, 2025	$111	$10	$10	$131	$8	$139

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.

	Six Months Ended June 30, 2024
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,016	$411	$148	$1,575	$—	$1,575
Cost of revenue(2)	(293)	(117)	(46)	(456)	—	(456)
Payroll and related(3)	(157)	(51)	(37)	(245)	—	(245)
Other segment reconciling items(4)	(62)	(111)	(17)	(190)	(74)	(264)
AEBITDA(5)	504	132	48	684	(74)	610
Reconciling items to net income before income taxes:
Restructuring and other	(1)	—	(2)	(3)	(37)	(40)
D&A					(173)	(173)
Interest expense					(150)	(150)
Other income, net					14	14
Stock-based compensation					(53)	(53)
Net income before income taxes						$208
Capital expenditures for the six months ended June 30, 2024	$126	$8	$13	$147	$6	$153

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.
The following table summarizes the asset balances of each reportable business segment for the periods indicated:

	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Totals
Assets as of June 30, 2025	$4,902	$481	$843	$6,226	$264	$6,490
Assets as of December 31, 2024	3,964	444	735	5,143	278	5,421
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee severance and related	$2	$—	$12	$1
Legal and related	—	32	—	32
Strategic review, acquisitions and related	11	—	17	1
Restructuring, integration and other	4	2	8	6
Total	$17	$34	$37	$40

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	June 30, 2025	December 31, 2024
Current:
Receivables	$670	$620
Allowance for credit losses	(27)	(35)
Current receivables, net	643	585
Long-term:
Receivables	100	102
Allowance for credit losses	(7)	(5)
Long-term receivables, net	93	97
Total receivables, net	$736	$682
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of June 30, 2025		As of December 31, 2024
	Total	Balances over 90 days past due	Total	Balances over 90 days past due
Receivables:
U.S. and Canada	$383	$3	$369	$4
International	387	37	353	39
Total receivables	770	40	722	43
Receivables allowance:
U.S. and Canada	(14)	—	(15)	(1)
International	(20)	(11)	(25)	(15)
Total receivables allowance	(34)	(11)	(40)	(16)
Receivables, net	$736	$29	$682	$27
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three and six months ended June 30, 2025 and 2024 is as follows:

	2025			2024
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(40)	$(15)	$(25)	$(41)
Provision	1	—	1	(1)
Charge-offs and recoveries	—	—	—	2
Allowance for credit losses as of March 31	(39)	(15)	(24)	(40)
Provision	—	—	—	(6)
Charge-offs and recoveries	5	1	4	2
Allowance for credit losses as of June 30	$(34)	$(14)	$(20)	$(44)
As of June 30, 2025 and December 31, 2024, 4% of our total receivables, net, were past due by over 90 days.

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

	As of June 30, 2025
	Total	Current	Balances over 90 days past due
Receivables	$65	$44	$21
Allowance for credit losses	(19)	(9)	(10)
Receivables, net	$46	$35	$11
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2025 and December 31, 2024, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories
Inventories consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Parts and work-in-process	$142	$126
Finished goods	45	32
Total inventories	$187	$158
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Land	$6	$6
Buildings and leasehold improvements	65	64
Gaming machinery and equipment	845	745
Furniture and fixtures	31	29
Construction in progress	11	9
Other property and equipment	111	102
Less: accumulated depreciation	(718)	(669)
Total property and equipment, net	$351	$286

Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$43	$32	$84	$63
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,249	$(662)	$587	$898	$(624)	$274
Intellectual property	1,039	(842)	197	924	(801)	123
Licenses	317	(255)	62	290	(242)	48
Brand names	130	(127)	3	128	(125)	3
Trade names	189	(161)	28	161	(159)	2
Patents and other	12	(7)	5	11	(7)	4
Total intangible assets	$2,936	$(2,054)	$882	$2,412	$(1,958)	$454
The following reflects intangible amortization expense included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$37	$38	$68	$75
Estimated intangible asset amortization expense for the remaining year ending December 31, 2025 and each of the subsequent four years is as follows:

	Year Ending December 31,
	Remainder of 2025	2026	2027	2028	2029
Amortization expense	$80	$147	$141	$113	$87
Goodwill
The table below reconciles the change in the carrying value of goodwill, by reportable segment, for the period from December 31, 2024 to June 30, 2025.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2024	$2,357	$209	$324	$2,890
Acquired goodwill(2)	392	—	—	392
Foreign currency adjustments	31	5	37	73
Balance as of June 30, 2025	$2,780	$214	$361	$3,355

(1) Accumulated goodwill impairment charges for the Gaming segment as of June 30, 2025 were $989 million.
(2) Represents goodwill related to the Grover acquisition (see Note 1).

(9) Software, net
Software, net consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Software	$1,197	$1,137
Accumulated amortization	(1,021)	(976)
Software, net	$176	$161
The following reflects amortization of software included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$19	$17	$38	$35
(10) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	June 30, 2025					December 31, 2024
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2030	variable	$195	$—	$195	$—
LNWI Term Loan A	2028	variable	800	(2)	798	—
LNWI Term Loan B	2029	variable	2,145	(21)	2,124	2,133
LNWI Senior Notes:
2028 Unsecured Notes	2028	7.000%	700	(4)	696	695
2029 Unsecured Notes	2029	7.250%	500	(4)	496	496
2031 Unsecured Notes	2031	7.500%	550	(6)	544	543
Other	—	—	3	—	3	3
Total long-term debt outstanding			$4,893	$(37)	$4,856	$3,870
Less: current portion of long-term debt					(38)	(23)
Long-term debt, excluding current portion					$4,818	$3,847
Fair value of debt(1)			$4,935

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

LNWI Term Loan A Borrowing
On May 15, 2025 (the “TLA Closing Date”), LNWI entered into the LNWI Credit Agreement A, pursuant to which LNWI borrowed an aggregate principal amount of $800 million in term loans under the LNWI Term Loan A facility. The proceeds of the loans were used to complete the Grover acquisition and pay fees and expenses related thereto.
Loans under the LNWI Term Loan A will mature on May 15, 2028 and, beginning with the first fiscal quarter ending on September 30, 2025, will amortize in quarterly installments in aggregate amounts equal to (i) for the first four full fiscal quarters following the TLA Closing Date, 0.625% of the aggregate principal amount of the LNWI Term Loan A funded on the TLA Closing Date and (ii) for each fiscal quarter following the fourth full fiscal quarter following the TLA Closing Date, 1.25% of the aggregate principal amount of such LNWI Term Loan A funded on the TLA Closing Date, with any outstanding balance due and payable at maturity.
Loans under the LNWI Term Loan A will, at LNWI’s option, bear interest at either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement A) plus, based upon certain leverage tests, between 2.00% and 1.50% per annum or (ii) a base rate plus between 1.00% and 0.50% per annum.
The LNWI Term Loan A is subject to customary affirmative covenants and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter, and it requires that the Company not be in excess of a maximum consolidated net first lien leverage ratio of 4.50:1.00.
We were in compliance with the financial covenants under all debt agreements as of June 30, 2025 (for information regarding our financial covenants of all debt agreements, see above and Note 14 in our 2024 10-K).
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
Derivative Financial Instruments
As of June 30, 2025, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of June 30, 2025. These hedges mature in April 2027.
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
The following table shows the (loss) gain and interest income on our interest rate swap contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$(3)	$—	$(8)	$6
Interest income related to interest rate swap contracts recorded in interest expense	3	5	5	9

We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest expense which reflects the effects of cash flow hedges	$(77)	$(75)	$(146)	$(150)
Hedged item	(5)	(5)	(10)	(10)
Derivative designated as hedging instrument	8	10	15	19
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	June 30, 2025	December 31, 2024
Interest rate swaps	Other assets	$9	$19
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2024 to June 30, 2025.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2024	$15	$8	$7
Additions(1)	56
Payments	(2)
Other adjustments(2)	(6)
Balance as of June 30, 2025	$63	$13	$50

(1) Represents contingent consideration liability related to the Grover acquisition (see Note 1).
(2) Represents extinguishment of $6 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets were not met. The gain was recorded in other (expense) income, net in our consolidated statements of operations.

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity as of June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2025	$1	$1,200	$1,016	$(1,216)	$(365)	$636
Settlement of liability awards	—	44	—	—	—	44
Vesting of RSUs, net of tax withholdings and other	—	(36)	—	—	—	(36)
Purchase of treasury stock(1)	—	—	—	(167)	—	(167)
Stock-based compensation	—	18	—	—	—	18
Net income	—	—	82	—	—	82
Other comprehensive income	—	—	—	—	43	43
March 31, 2025	$1	$1,226	$1,098	$(1,383)	$(322)	$620
Vesting of RSUs, net of tax withholdings and other	—	2	—	—	—	2
Purchase of treasury stock(1)	—	—	—	(101)	—	(101)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	95	—	—	95
Other comprehensive income	—	—	—	—	72	72
June 30, 2025	$1	$1,242	$1,193	$(1,484)	$(250)	$702

(1) Includes excise taxes of $1 million and $2 million for three and six months ended June 30, 2025, respectively.

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2024	$1	$1,118	$680	$(751)	$(283)	$765
Settlement of liability awards	—	65	—	—	—	65
Vesting of RSUs, net of tax withholding and other	—	(43)	—	—	—	(43)
Purchase of treasury stock	—	—	—	(25)	—	(25)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(23)	(23)
March 31, 2024	$1	$1,154	$762	$(776)	$(306)	$835
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	1
Purchase of treasury stock	—	—	—	(151)	—	(151)
Stock-based compensation	—	20	—	—	—	20
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(1)	(1)
June 30, 2024	$1	$1,175	$844	$(927)	$(307)	$786
Stock-based Compensation
For the three and six months ended June 30, 2025, we recognized $31 million and $59 million, respectively, in total stock-based compensation expense under all programs. These amounts include $17 million and $27 million of stock-based compensation classified as liability awards for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, we recognized $31 million and $53 million, respectively, in total stock-based compensation expense under all programs. These amounts include $11 million and $19 million of stock-based compensation classified as liability awards for the three and six months ended June 30, 2024, respectively.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the six months ended June 30, 2025 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2024	2.0	$75.49
Granted	1.1	$105.28
Vested	(1.1)	$84.91
Cancelled	(0.1)	$78.32
Unvested RSUs as of June 30, 2025	1.9	$87.45
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2025 and 2024 was $105.28 and $99.57, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of June 30, 2025, we had $121 million of unrecognized stock-based compensation expense relating to unvested RSUs amortized over a weighted-average period of approximately 1.3 years. The fair value at vesting date of RSUs vested during the six months ended June 30, 2025 and 2024 was $113 million and $130 million, respectively.
Share Repurchase Programs
On June 11, 2024, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of outstanding common stock. During the six months ended June 30, 2025, we repurchased approximately 3.1 million shares of common stock under the repurchase program at an aggregate cost of $268 million (including excise tax). On July 31, 2025, our Board of Directors approved an additional aggregate amount of up to $500 million of shares of outstanding common stock as authorized to be repurchased under the share repurchase program.
(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent with the prior year as of June 30, 2025.
Our income tax expense (including discrete items) was $29 million and $51 million for the three and six months ended June 30, 2025, respectively, and $26 million and $44 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, our effective tax rate differed from the U.S. statutory rate of 21% primarily as a result of worldwide tax rates on foreign earnings. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
(14) Leases
Our total operating lease expense for the three and six months ended June 30, 2025 was $7 million and $13 million, respectively, and $6 million and $12 million for the three and six months ended June 30, 2024, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$44	$44
Accrued liabilities	19	16
Operating lease liabilities	30	31
Total operating lease liabilities	$49	$47
Weighted average remaining lease term, years	3	3
Weighted average discount rate	6%	6%

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10	$11
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7	$2
Lease liability maturities:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Less Imputed Interest	Total
Operating leases	$11	$19	$12	$8	$2	$1	$(4)	$49
As of June 30, 2025, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $17 million and $89 million for all of our legal matters that were contingencies as of June 30, 2025 and December 31, 2024.
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
In June 1999, Ecosalud filed a collection proceeding against LNWI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied LNWI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). LNWI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, LNWI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, LNWI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022. On May 24, 2022, the case was transferred from the Council of State to the Tribunal for further proceedings. On August 18, 2022, LNWI filed a constitutional challenge to the Council of State’s December 10, 2020 decision with that court, which was denied on October 7, 2022. On December 7, 2022, LNWI filed an appeal with the Council of State from the denial of the constitutional challenge, which was denied on May 24, 2023. On June 28, 2023, the Colombian Constitutional Court received the record of the constitutional appeal for further consideration, and on September 26, 2023, that court selected LNWI’s constitutional appeal for further consideration. On April 25, 2024, LNWI was notified that, by means of a decision dated April 5, 2024, a three-judge panel of the Colombian Constitutional Court denied LNWI’s constitutional appeal. On April 30, 2024, LNWI filed a motion to have that panel ruling declared null and void by the full Chamber of the Colombian Constitutional Court. On November 7, 2024, LNWI was notified that, by means of a decision dated August 8, 2024, the full Chamber of the Colombian Constitutional Court denied LNWI’s motion filed on April 30, 2024. The matter has been remanded to the Tribunal for further proceedings, and on April 30, 2025, the Tribunal issued an order directing the parties to comply with the December 10, 2020 decision of the Council of State. The matter remains pending before the Tribunal.
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
In re Automatic Card Shufflers Litigation Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the defendants filed a motion for summary judgment, which is pending. Also on February 16, 2024, plaintiffs filed a motion for partial summary judgment and a motion for class certification, which are pending. On May 8, 2025, the court held a hearing on the pending motions for summary judgment. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department, which denied Respondents’ appeal on June 22, 2023. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification. On December 9, 2024, the Arbitrator denied the motions for summary judgment and issued a class determination award, certifying a class. On January 9, 2025, Respondents filed a petition to vacate the award in New York Supreme Court. The Court denied Respondents’ petition and granted Claimant’s cross-petition to confirm the award on July 2, 2025, and on July 7, 2025, Respondents appealed to the New York Appellate Division, First Department. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on December 9, 2024. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on December 9, 2024. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Andrea Sornberger Matter
On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. On August 24, 2023, plaintiff voluntarily dismissed her complaint without prejudice, and re-filed it in the Circuit Court of Franklin County, Alabama. On September 27, 2023, defendants removed the re-filed action to the United States District Court for the Northern District of Alabama. On October 26, 2023, plaintiff filed a motion to remand the action to the Circuit Court of Franklin County, Alabama. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 8, 2024, the Court granted the Plaintiff’s unopposed motion to stay the case and stayed the case until October 29, 2024. On November 12, 2024, the parties jointly stipulated to dismiss the case without prejudice to time-related defenses, should the settlement agreement between the parties not become final. The parties signed a written settlement agreement on January 6, 2025, which is still subject to court approval. On March 25, 2025, the Court dismissed the case with prejudice, provided, however, that if the terms of the settlement were not fully consummated within 45 days of the order, then the Court would entertain a petition to reinstate the action. On March 28, 2025, plaintiff filed an unopposed motion to vacate the dismissal with prejudice and asked the Court to enter a dismissal order consistent with the parties’ agreed-upon stipulation of dismissal; the Court has not ruled on the plaintiff’s motion.
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
Ebersole Matter
On July 25, 2023, claimant Christopher Ebersole filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on June 13, 2025. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Murnaghan Matter
On July 25, 2023, claimant Hope Murnaghan filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Massachusetts’ anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Massachusetts players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on June 12, 2025. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Ewing Matter
On November 13, 2023, plaintiff Lauren Ewing filed a lawsuit against SciPlay Corporation and SciPlay Games LLC in the Circuit Court for the 14th Judicial District of Tennessee. The complaint asserts claims for alleged violations of Tennessee’s anti-gambling statutes and seeks unspecified money damages, including recover of monies allegedly lost by Tennessee players of SciPlay’s online social casino games. On December 15, 2023, defendants removed the action to the United States District Court for the Eastern District of Tennessee. On January 12, 2024, plaintiff filed a motion to remand the action to the Circuit Court for the 14th Judicial District of Tennessee. On January 22, 2024, defendants filed a motion to dismiss plaintiff’s complaint and a motion to compel arbitration of plaintiff’s claims. On September 26, 2024, the United States District Court for the Eastern District of Tennessee granted plaintiff’s motion to remand the case to State court. In light of the remand order, the District Court did not rule on defendants’ motions to dismiss and to compel arbitration. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, defendants filed a petition for permission to appeal the District Court’s remand order with the United States Court of Appeals for the Sixth Circuit, which the Sixth Circuit granted on January 17, 2025. On October 23, 2024, the District Court granted defendants’ motion to stay its remand order until the Sixth Circuit fully disposes of the petition for permission to appeal. On January 30, 2025, the Sixth Circuit granted the parties’ joint motion to stay the case until April 30, 2025. The Sixth Circuit has periodically extended the stay, most recently extending the stay on June 27, 2025. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Fuqua Matter
On August 22, 2024, plaintiff Dianne Fuqua filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the United States District Court for the Western District of Kentucky. The complaint asserts claims for alleged violations of Kentucky anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and unspecified other relief. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, the Court granted Plaintiff’s unopposed motion to stay and stayed all deadlines for 30 days. The Court has periodically extended the stay, most recently extending the stay on July 17, 2025. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
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
Aristocrat Matter (United States)
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ DRAGON TRAIN® and JEWEL OF THE DRAGON® games. Plaintiffs’ operative complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted in part and denied in part on June 24, 2024. On May 22, 2024, the plaintiffs filed a motion for a preliminary injunction, which the district court granted on September 23, 2024. On July 15, 2024, the plaintiffs filed a First Amended Complaint, which defendants answered on August 12, 2024. On November 21, 2024, the plaintiffs filed a motion to enforce the district court’s preliminary injunction, which the court denied on January 3, 2025. On March 14, 2025, the plaintiffs filed a Second Amended Complaint, which defendants answered on April 11, 2025. On July 15, 2025, the plaintiffs filed a motion to extend the current pretrial deadlines, which is pending. On July 17, 2025, the parties jointly filed a proposed stipulated order regarding the court’s preliminary injunction entered in September 2024. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We intend to defend against the claims in the lawsuit.
Aristocrat Matter (Australia)
On October 4, 2024, Aristocrat Technologies Australia Pty Limited brought a civil action in the Federal Court of Australia against L&W and LNW Gaming ANZ Pty Ltd., among other defendants. Plaintiff asserts claims for breach of confidence, breach of contract (against other defendants) and inducing breach of contract, breaches of the Australian Consumer Law, and copyright infringement relating to defendants’ Dragon Train games, and breach of confidence relating to defendants’ Jewel of the Dragon games. Plaintiff’s complaint seeks preliminary and permanent injunctive relief, unspecified damages or an account of profits, and the award of costs. On October 4, 2024, the plaintiff filed a motion for an interlocutory injunction, which it amended on November 12, 2024. On February 3, 2025, L&W and LNW Gaming ANZ Pty Ltd. filed a defense to plaintiff’s complaint. On February 6, 2025, the court denied plaintiff’s motion for interlocutory injunction. On May 26, 2025, the plaintiff filed an amended complaint, and on June 3, 2025, L&W and LNW Gaming ANZ Pty Ltd. filed a defense to plaintiff’s amended complaint. On July 7, 2025, the court entered an order directing that evidence in the proceeding is to be heard by the court in two tranches, with final orders being made after a hearing on the second tranche of evidence. The trial relating to the first tranche of evidence is provisionally scheduled for June 29, 2026 through July 17, 2026. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We intend to defend against the claims in the lawsuit.
Evolution Matter
On May 28, 2024, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia brought a civil action in the United States District Court for the District of Nevada against L&W and LNW Gaming, Inc. Plaintiffs assert claims for patent infringement and trade secret misappropriation relating to defendants’ ROULETTEX® and POWERX® games and defendants’ 88 Fortunes Blaze Live Roulette game. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of attorneys’ fees and costs, interest, and declaratory relief. On July 24, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted as to plaintiffs’ claims for patent infringement on February 11, 2025. On August 16, 2024, defendants filed a motion to stay discovery, which the court denied on November 7, 2024. On February 7, 2025, defendants filed a motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation, or, in the alternative, to dismiss the claims, which is pending. On April 10, 2025, Plaintiffs filed a First Amended Complaint and on May 15, 2025, defendants filed a motion to dismiss that First Amended Complaint, which is pending. Also on April 10, 2025, Plaintiffs filed a motion for leave to file a Second Amended Complaint, , which the court granted on June 30, 2025. Plaintiffs filed their Second Amended Complaint on June 30, 2025, and defendants’ responsive pleadings to that complaint are not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.

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
BUSINESS OVERVIEW
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities, and electronic pull tabs and related services to charitable gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services.
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
On May 16, 2025, we completed the acquisition of Grover for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments over a four-year period based on achievement of certain revenue metrics. Grover is a leading provider of electronic pull-tabs currently distributed over five U.S. states: North Dakota, Ohio, Virginia, Kentucky and New Hampshire. The Grover operating segment was aggregated with our Gaming reportable business segment.
On May 15, 2025, LNWI borrowed an aggregate principal amount of $800 million in term loans under its LNWI Term Loan A facility maturing in May 2028, the proceeds of which were used to complete the Grover acquisition and pay fees and expenses related thereto.
We delivered earnings growth and margin expansion across all three of our reportable business segments in the second quarter on continued strong game performance and disciplined investments, while advancing our robust content roadmap and cross-platform strategy. Consolidated revenue for the three months ended June 30, 2025 decreased slightly by 1% to $809 million, and it remained in line at $1.6 billion for the six months ended June 30, 2025, as compared to the prior year. The impact of macroeconomic uncertainty during the quarter led to more cautious purchasing behavior and delayed capital expenditure among some of our customers, which impacted the timing of game sales.
For the first half of 2025, we returned $266 million to shareholders through share repurchases. As of June 30, 2025, we have completed approximately 55% of the new $1.0 billion share repurchase plan authorized in June 2024. On July 31, 2025, our Board of Directors approved an additional aggregate amount of up to $500 million of shares of outstanding common stock as authorized to be repurchased under the share repurchase program.
Following a comprehensive review, on July 31, 2025, the L&W Board of Directors has approved moving from its current dual listing on Nasdaq and ASX to a sole primary listing on the ASX. We expect to delist from the Nasdaq by end of November 2025, subject to receipt of necessary regulatory approvals and processes.
In April of 2025, the U.S. government and many foreign countries imposed a series of new trade tariffs and other changes in trade policy. In addition, in response to these tariffs, other countries have implemented retaliatory tariffs and other measures impacting U.S. goods. These tariffs place additional duties on imports, and we currently source a portion of the raw materials and components for our Gaming business from China and across Asia. We have evaluated various mitigation strategies, including but not limited to, supplier diversification, adjusting supply chain operations, supplier pricing negotiations and cost control initiatives, among other measures. Over the past several quarters, through margin enhancement initiatives, we have also successfully executed meaningful operational efficiencies. While we expect recent tariffs and trade policies to continue to create incremental cost pressures in the near term, our realized and ongoing operational efficiency initiatives coupled with other measures are expected to significantly mitigate these effects. Additionally, as described above, overall macroeconomic uncertainty, including tariffs, is impacting some of our customers and their game replacement cycle as they are being more cautious on the timing of their capital expenditures. The full impact of the tariffs on our financial results will depend on several factors, including the duration and magnitude of the trade measures, our customer behavior and timing of capital expenditures, overall market conditions and our ability to successfully execute our mitigation strategies.
CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Total revenue	$809	$818	$(9)	(1)%	$1,582	$1,575	$7	—%
Total operating expenses	607	643	(36)	(6)%	1,211	1,235	(24)	(2)%
Operating income	202	175	27	15%	371	340	31	9%
Net income before income taxes	124	108	16	15%	228	208	20	10%
Net income	95	82	13	16%	177	164	13	8%
Revenue

Consolidated Revenue by Reportable Business Segment
(in millions)
Three Months Ended June 30, 2025 and 2024	Six Months Ended June 30, 2025 and 2024
Gaming revenue decreased 2% and increased 1%, for the three and six months ended June 30, 2025, respectively, as compared to the prior year periods. Both periods were primarily impacted by a decrease in Gaming machine sales and Gaming systems, partially offset by higher Gaming operations revenue, which benefited from $21 million in revenue from Grover for both the three and six months ended June 30, 2025, along with a $13 million and a $21 million, respectively, or 7% for both periods, increase supported by our diversified portfolio of high-performing game franchises.
SciPlay revenue decreased 2% for both the three and six months ended June 30, 2025, as compared to the prior year periods, due to a decline in average monthly payers primarily attributable to JACKPOT PARTY® Casino, partially offset by an increase in average monthly revenue per paying user. Average revenue per daily active user grew 4% and 5% for the three and six months ended June 30, 2025, respectively, while average monthly revenue per paying user increased 10% and 6% for the three and six months ended June 30, 2025.
The increases in iGaming revenue of 9% and 7% for the three and six months ended June 30, 2025, respectively, were driven primarily by continued momentum in the North American markets and expansion of our partner network.

Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Operating expenses:
Cost of services	$113	$111	$2	2%	$224	$223	$1	—%
Cost of products	106	125	(19)	(15)%	206	233	(27)	(12)%
SG&A	208	220	(12)	(5)%	425	438	(13)	(3)%
R&D	64	66	(2)	(3)%	129	128	1	1%
D&A	99	87	12	14%	190	173	17	10%
Restructuring and other	17	34	(17)	(50)%	37	40	(3)	(8)%
Total operating expenses	$607	$643	$(36)	(6)%	$1,211	$1,235	$(24)	(2)%
Cost of Revenue
Total cost of revenue for the three and six months ended June 30, 2025 decreased primarily as a result of lower cost of products on lower revenue.
SG&A
SG&A decreased $12 million and $13 million for the three and six months ended June 30, 2025, respectively, as compared to the prior year periods. The change was primarily driven by lower bad debt expense of $8 million and $10 million, respectively, as a result of certain recoveries, and lower salaries and benefits of $4 million and $1 million, respectively.
D&A
D&A for the three and six months ended June 30, 2025 increased primarily due to depreciation related to Gaming operations installed base investments and growth as well as D&A associated with assets acquired from the Grover acquisition.
Restructuring and Other
The decrease in restructuring and other for the three and six months ended June 30, 2025 was primarily due to a $32 million charge related to certain legal matters in the three months ended June 30, 2024, partially offset by an increase in costs related to strategic review and related transactions, including legal and professional service fees associated with the acquisition of Grover of $9 million and $14 million for the three and six months ended June 30, 2025, respectively, and $2 million and $9 million, respectively, in iGaming charges, primarily related to the discontinuation of our iGaming Live Casino operations.
Other Factors Affecting Net Income

	Three Months Ended June 30,		Six Months Ended June 30,		Factors Affecting Net Income
(in millions)	2025	2024	2025	2024	2025 vs. 2024
Other (expense) income, net	$(1)	$8	$4	$18	The change in other (expense) income, net was primarily due to the impact of changes in foreign currency exchange rates.
Income tax expense(1)	(29)	(26)	(51)	(44)	The increase in income tax expense was primarily due to the increase in worldwide income.
(1) For additional information regarding our income tax expense, see Note 13.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$33	4%	$32	4%	$56	4%	$60	4%
Euro	57	7%	49	6%	111	7%	97	6%
Australian Dollar	38	5%	48	6%	62	4%	81	5%
REPORTABLE BUSINESS SEGMENT RESULTS (for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024)
GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming content, products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as LBOs, arcade and bingo operators in the U.K. and continental Europe, charitable organizations, and government agencies and their affiliated operators.
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
Grover revenues are generated by providing charitable gaming entities with access to proprietary electronic pull tabs equipment, content and related offerings that allow charities to maximize their funding and for which Grover is compensated based upon a percentage of gross gaming revenue. Grover currently operates in five states (as described above) with over 11,000 active units and 1,500 locations and is well positioned to capitalize on future expansion and legalization of charitable gaming.
For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2024 10-K.
Current Year Update
Gaming revenue for the three months ended June 30, 2025 decreased by 2%, primarily driven by a decrease in Gaming machine sales of 16% and in Systems revenue of 11%. The impact of macroeconomic uncertainty during the quarter led to more cautious purchasing behavior and delayed capital expenditure among some of our customers, which impacted the timing of game sales. This was partially offset by growth in Gaming operations revenue of 19%, which benefited from $21 million in Grover revenue contributions along with a $13 million, or 7%, increase supported by our diversified portfolio of high-performing game franchises. Gaming revenue for the six months ended June 30, 2025 increased slightly by 1%, as compared to the prior year period. The change in Gaming revenue for the three and six months ended June 30, 2025 also benefited from Table products growth of 2% and 5%, respectively.
Our growth is driven by the continued strength and success of our diversified portfolio of successful game franchises, including KONG: SKULL ISLAND, HUFF N’ PUFF®, ULTIMATE FIRE LINK®, INVADERS! ATTACK FROM THE PLANET MOOLAH®, FRANKENSTEIN, our hit Asian-themed games 88 FORTUNES® and DANCING DRUMS®, stepper favorites QUICK HIT® and BLAZING 777® and the success of our COSMIC®, COSMIC UPRIGHT and HORIZON® cabinets. We are actively monitoring any impact of recent tariffs, inflationary pressures, supply chain disruptions and macroeconomic uncertainty that may impact our operations and financial results. See the “Business Overview” section above and Item 1A “Risk Factors” for information regarding recent trade tariffs which may have a significant impact on our Gaming business.

Results of Operations and KPIs

Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except per unit amounts)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenue:
Gaming operations(1)	$209	$175	$34	19%	$382	$340	$42	12%
Gaming machine sales	191	228	(37)	(16)%	398	433	(35)	(8)%
Gaming systems	73	82	(9)	(11)%	136	142	(6)	(4)%
Table products	55	54	1	2%	106	101	5	5%
Total revenue	$528	$539	$(11)	(2)%	$1,022	$1,016	$6	1%

F/X impact on revenue	$2	$(1)	$3	nm	$—	$(1)	$1	nm

KPIs:
U.S. and Canada units(1):
Installed base at period end	46,372	32,566	13,806	42%	46,372	32,566	13,806	42%
Average daily revenue per unit	$47.40	$50.41	$(3.01)	(6)%	$47.65	$49.34	$(1.69)	(3)%

International units(2):
Installed base at period end	19,526	21,997	(2,471)	(11)%	19,526	21,997	(2,471)	(11)%
Average daily revenue per unit	$16.97	$15.59	$1.38	9%	$16.04	$14.93	$1.11	7%

Gaming machine sales:
U.S. and Canada new unit shipments	5,454	5,809	(355)	(6)%	11,223	10,246	977	10%
International new unit shipments	3,585	5,501	(1,916)	(35)%	7,586	10,760	(3,174)	(29)%
Total new unit shipments	9,039	11,310	(2,271)	(20)%	18,809	21,006	(2,197)	(10)%
Average sales price per new unit	$18,930	$18,548	$382	2%	$19,483	$19,170	$313	2%
nm = not meaningful. (1) Inclusive of Grover active devices. (2) Units exclude those related to game content licensing.

Gaming Operations
Gaming operations revenue growth was driven by a contribution of $21 million in revenue from Grover following the May 2025 acquisition as well as a $13 million, or 7%, increase driven by strong game performance of hit franchises, including our premium games. Gaming operations for U.S. and Canada (excluding Grover) had a 2,780-unit increase in installed base from the prior year period end, while Grover had an 11,026-unit active installed base as of June 30, 2025. Gaming operations (including Grover) had a decrease in average daily revenue per unit of $3.01 and $1.69 for the three and six months ended June 30, 2025, respectively, as growth related to our existing U.S. and Canada units was offset by inclusion of lower-yielding Grover units. Average daily revenue per unit for International units increased by $1.38 and $1.11 for the three and six months ended June 30, 2025, respectively. International ending installed base units decreased by 2,471 units from June 30, 2024 to June 30, 2025, primarily due to the expected closure of certain LBOs in the U.K., removals in Greece and the reduction of certain low-yielding units in Latin America.
Gaming Machine Sales
Gaming machine sales revenue decreased primarily due to macroeconomic uncertainty impacting the timing of game sales due to more cautious purchasing behavior and delayed capital expenditure among some of our customers.
The following table summarizes Gaming machine sales changes:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
U.S. and Canada unit shipments:
Replacement units	5,231	5,465	(234)	(4)%	10,629	9,761	868	9%
Casino opening and expansion units	223	344	(121)	(35)%	594	485	109	22%
Total unit shipments	5,454	5,809	(355)	(6)%	11,223	10,246	977	10%

International unit shipments:
Replacement units	3,511	5,386	(1,875)	(35)%	6,509	9,097	(2,588)	(28)%
Casino opening and expansion units	74	115	(41)	(36)%	1,077	1,663	(586)	(35)%
Total unit shipments	3,585	5,501	(1,916)	(35)%	7,586	10,760	(3,174)	(29)%
Operating Expenses and AEBITDA
Operating expenses for the three and six months ended June 30, 2025 increased by $2 million and $16 million, respectively, as compared to the corresponding prior year periods, primarily due to $15 million and $22 million, respectively, in higher D&A, $10 million of which is related to Grover for both periods, and the remainder of which is related to increased Gaming operations investment, coupled with $7 million and $19 million, respectively, in higher salaries and benefits (including stock-based compensation), partially offset by lower cost of revenue.
AEBITDA increased by $8 million and $30 million for the three and six months ended June 30, 2025, respectively, which is primarily related to margin expansion and a contribution from Grover since the acquisition closed in May 2025. AEBITDA as a percentage of revenue (“AEBITDA margin”) increased to 53% and 52% for the three and six months ended June 30, 2025, respectively, as compared to 50% for both corresponding prior year periods, driven by a more favorable revenue mix, margin enhancements initiatives and the impact of our incentive compensation payout structure.
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

SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include BINGO SHOWDOWN® and BACKGAMMON LIVE. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented approximately 16% of total SciPlay revenue for the first half of 2025. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
Current Year Update
SciPlay continues to deliver steady results and quality payer engagement and monetization. Revenue decreased slightly by 2% for the three and six months ended June 30, 2025, which was primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user. Additionally, the overall social casino industry is experiencing pressures from sweepstakes operators. SciPlay continues to deploy strategic game updates, utilize enhanced analytics, pursue international expansion and benefit from the proprietary direct-to-consumer platform.
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
Results of Operations and KPIs

Three and Six Months Ended June 30, 2025 and 2024

(1) Other primarily represents advertising revenue, which was not material for the periods presented.

	Three Months Ended June 30,		Variance			Six Months Ended June 30,		Variance
(in millions unless otherwise noted)	2025	2024	2025 vs. 2024			2025	2024	2025 vs. 2024
Revenue:
Third-party platforms and other(1)	$165	$181	$(16)		(9)%	$339	$375	$(36)		(10)%
Direct-to-consumer platforms	35	24	11		46%	63	36	27		75%
Total revenue	$200	$205	$(5)		(2)%	$402	$411	$(9)		(2)%

KPIs:
In-App Purchases:
Average MAU(2)	5.2	5.4	(0.2)		(4)%	5.4	5.6	(0.2)		(4)%
Average DAU(3)	2.0	2.1	(0.1)		(5)%	2.1	2.2	(0.1)		(5)%
ARPDAU(4)	$1.08	$1.04	$0.04		4%	$1.07	$1.02	$0.05		5%
Average MPUs(5) (in thousands)	512	574	(62)		(11)%	542	584	(42)		(7)%
AMRPPU(6)	$128.96	$116.91	$12.05		10%	$122.63	$115.42	$7.21		6%
Payer Conversion Rate(7)	9.8%	10.5%	(0.7)	pp	nm	10.1%	10.4%	(0.3)	pp	nm
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

For the three and six months ended June 30, 2025, revenue decreased by 2% primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party Casino and partially offset by an increase in average monthly revenue per paying user.
Average MAU and average MPU for the three and six months ended June 30, 2025 decreased due to the turnover in users. ARPDAU increased as a function of higher player monetization with a slight decrease in average DAU. AMRPPU increased, despite payer conversion decreasing slightly, as SciPlay continues to improve content and features, resulting in steady paying player interaction.
Payer conversion rates decreased slightly, but they remained near 10% due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in games.
Operating Expenses and AEBITDA
The decrease in operating expenses for the three and six months ended June 30, 2025, as compared to prior year period, was primarily driven by lower salaries and benefits (including stock-based compensation) and lower cost of revenue due to higher margins on our direct-to-consumer platform revenue.
AEBITDA for the three and six months ended June 30, 2025 increased by $4 million and $6 million, respectively, and AEBITDA margin increased by 3 percentage points to 37% and 2 percentage points to 34%, respectively, primarily due revenue generated via our proprietary direct-to-consumer platform, which generates higher margins.
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

Current Year Update
We continue to expand our customer base and capitalize on growth in the North American and International markets, including emerging markets, such as Brazil, by leveraging our industry leading platforms, content and solutions, as well as investing in our ability to scale our own original U.S. and international land-based content offering.
Following the decision made in the first quarter of 2025, the Company has continued to execute on the discontinuation of its Live Casino operations. This reflects our commitment to reallocate resources to maximize our return on investments, and we do not expect that this decision will have a material impact on our iGaming business’s long-term growth prospects.
Results of Operations

Three and Six Months Ended June 30, 2025 and 2024
The increases in iGaming revenue for the three and six month periods ended June 30, 2025 were 9% and 7%, respectively, as compared to the prior year periods, primarily driven by continuing momentum in the North American market and expansion of our partner network. Wagers processed through our Open Gaming System for both current year periods increased to $27 billion and $52 billion, respectively.
Operating expenses increased slightly for both the three- and six-month periods ended June 30, 2025, in correlation with the increase in revenue and primarily due to $2 million and $9 million in restructuring costs, largely related to the discontinuation of our Live Casino operations, partially offset by decreases in intangible asset amortization expense. AEBITDA increased 17% and 15% for the three and six months ended June 30, 2025, respectively, and AEBITDA margin increased to 35% for both the three and six months ended June 30, 2025, compared to 32% for both of the prior year periods, primarily due to lower operating expenses (excluding cost of revenue and R&O).
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
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 10-K, except as set forth below.
Business Combinations and Goodwill Update
We have estimated the economic lives of certain acquired assets in connection with the Grover acquisition, and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expense could be accelerated or slowed. For example, if the Grover intangible assets useful lives were extended by two years, the total annual depreciation and amortization would decrease by approximately $7 million, and if the useful lives were shortened by two years, the total annual depreciation and amortization would increase by approximately $14 million. See Note 1 for additional details.

After the acquisition of Grover, we have now determined that we have seven reporting units: Gaming, Grover, U.K. Gaming, Casino Management Systems, Table Products, SciPlay and iGaming. There have been no other changes to our goodwill impairment testing policy. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on October 1 or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No such events or circumstances have occurred as of June 30, 2025, or through the date of this report.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of June 30, 2025, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.
Cash and Available Revolver Capacity

	As of
(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$136	$196
Revolver capacity	1,000	750
Revolver capacity drawn	(195)	—
Letters of credit	(10)	(10)
Total	$931	$936
Total cash held by our foreign subsidiaries was $120 million and $127 million as of June 30, 2025 and December 31, 2024, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. For certain game sales in which control of the units have transferred to a customer, but the title transfer is pending until the final payment is made, we have elected to designate future collections as restricted cash until the resolution of the Aristocrat legal matter (for additional information on our legal proceedings, see Note 15 in this Form 10-Q and Note 19 in our 2024 Form 10-K). Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. There have been no material changes to our capital requirements disclosed in our 2024 10-K, other than those associated with our amended credit facility and changes to our debt issuance, as described below and in Note 10.
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
On June 11, 2024, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of outstanding common stock. During the six months ended June 30, 2025, we repurchased approximately 3.1 million shares of common stock at an aggregate cost of $266 million (excluding excise tax). On July 31, 2025, our Board of Directors approved an additional aggregate amount of up to $500 million of shares of outstanding common stock as authorized to be repurchased under the share repurchase program.
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
On May 15, 2025, LNWI entered into the LNWI Credit Agreement A, pursuant to which LNWI borrowed an aggregate principal amount of $800 million in term loans under the LNWI Term Loan A facility. The proceeds of the loans were used to complete the Grover acquisition and pay fees and expenses related thereto. Loans under the LNWI Term Loan A will mature on May 15, 2028 and, beginning with the first fiscal quarter ending on September 30, 2025, will amortize in quarterly installments in aggregate amounts equal to: (i) for the first four full fiscal quarters following the TLA Closing Date, 0.625% of the aggregate principal amount of the LNWI Term Loan A funded on the TLA Closing Date and (ii) for each fiscal quarter following the fourth full fiscal quarter following the TLA Closing Date, 1.25% of the aggregate principal amount of such LNWI Term Loan A funded on the TLA Closing Date, with any outstanding balance due and payable at maturity. See Note 10 for further details.
Cash Flow Summary

	Six Months Ended June 30,		Variance
(in millions)	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$291	$312	$(21)
Net cash used in investing activities	(1,000)	(158)	(842)
Net cash provided by (used in) financing activities	660	(250)	910
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(3)	11
Decrease in cash, cash equivalents and restricted cash	$(41)	$(99)	$58
Cash flows from operating activities

	Six Months Ended June 30,		Variance
(in millions)	2025	2024	2025 vs. 2024
Net income	$177	$164	$13
Adjustments to reconcile net income to cash provided by operating activities	225	196	29
Changes in working capital accounts, excluding the effects of acquisitions	(111)	(48)	(63)
Net cash provided by operating activities	$291	$312	$(21)
Net cash provided by operating activities decreased primarily due to changes in working capital accounts, partially offset by a $42 million increase in earnings (drivers of which are described above). Changes in working capital accounts for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 were negatively impacted by $73 million related to certain legal settlement payments and increased inventory levels.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the Grover acquisition, partially offset by lower capital expenditures related to the timing of investments in Gaming operations. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash provided by financing activities increased, primarily driven by borrowings incurred under the LNWI Term Loan A and the LNWI Revolver, partially offset by higher purchases of our outstanding common stock under our share repurchase programs. During the six months ended June 30, 2025 and 2024, we paid (including excise tax) $270 million and $175 million, respectively, to purchase our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 14 and 15 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 10-K as well as Notes 10 and 11 and Item 3 below in this Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.

Interest Rate Risk
As of June 30, 2025, the face value of long-term debt was $4.9 billion, including $3.1 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $31 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2025.
In May 2025, we completed the Grover acquisition (see Note 1). We are in the process of integrating Grover and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company has determined to pursue a sole primary listing on the ASX, meaning we intend to delist our securities from Nasdaq, which could negatively affect the liquidity and trading prices of our common stock, and could result in a decline in stock prices and could limit investors’ ability to trade in our securities.
The Company remains focused on enhancing the liquidity and market capitalization of its ASX listing and has determined to pursue a sole primary listing on the ASX and delist our securities from Nasdaq. Such delisting, if consummated, could result in a decrease in disclosure or other information (including analyst coverage) about the Company, impact our access to the capital markets (including by limiting our ability to issue additional securities or obtain additional financing) and decrease the liquidity and trading prices of our common stock (even though stockholders may still continue to trade our common stock on an over-the-counter (“OTC”) market).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 1.2 million shares under the share repurchase programs during the three months ended June 30, 2025.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share(1)	Total Cost of Repurchase (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(1)
4/1/2025 - 4/30/2025	0.6	$81.52	$53	$494
5/1/2025 - 5/31/2025	0.6	$85.81	47	$447
6/1/2025 - 6/30/2025	—	$—	—	$447
Total	1.2	$83.33	$100	$447

(1) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act, resulting in $2 million recorded as of June 30, 2025. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule

10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.
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

10.1
Credit Agreement, by and among Light and Wonder International, Inc., as the borrower, Light & Wonder, Inc., as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.'s Current Report on Form 8-K filed May 16, 2025).

10.2
Light & Wonder, Inc. Amended and Restated 2003 Incentive Compensation Plan (Amended and Restated as of June 10, 2025) (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.'s Current Report on Form 8-K filed June 12, 2025).*

10.3	Amendment to Employment Agreement, effective as of June 20, 2025, by and between Light & Wonder, Inc. and James Sottile.*(†)

10.4	Consulting Agreement, dated as of June 20, 2025, by and between Light & Wonder, Inc. and James Sottile.*(†)

10.5	Amendment to the Amended and Restated Consulting Agreement, dated as of June 23, 2025, by and between Light & Wonder, Inc. and Jamie Odell.*(†)

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

31.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Dated:    August 6, 2025