Form 10-Q
period 2025-09-30
Light & Wonder, Inc.
filed 2025-11-05
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
Common stock outstanding as of October 31, 2025 was 81,523,883.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:

Term or Acronym	Definition
2024 10-K	2024 Annual Report on Form 10-K filed with SEC on February 25, 2025
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
2031 Unsecured Notes	7.500% senior unsecured notes due 2031 issued by LNWI
2033 Unsecured Notes	6.250% senior unsecured notes due 2033 issued by LNWI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
CMS	casino-management system
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Grover	Grover Gaming charitable business acquired on May 16, 2025
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
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

LNWI Credit Agreement A	That certain credit agreement, dated as of May 15, 2025, among LNWI, as the borrower, L&W, as a guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Securities, Inc., Citizens Bank, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas Securities Corp., KeyBanc Capital Markets Inc., U.S. Bank National Association, Fifth Third Bank, National Association, Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners and Deutsche Bank Securities Inc., as Co-Documentation Agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time
LNWI Revolver	Revolving credit facility with aggregate commitments of $1.0 billion extended pursuant to the LNWI Credit Agreement
LNWI Term Loan A	Term loan A facility provided for by the LNWI Credit Agreement A
LNWI Term Loan B	Term loan B facility provided for by the LNWI Credit Agreement
Note	a note in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
R&D	research and development
RSU	restricted stock unit
SciPlay	Our SciPlay business segment
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes or Unsecured Notes	refers to the 2028 Unsecured Notes, 2029 Unsecured Notes, 2031 Unsecured Notes and 2033 Unsecured Notes, collectively

Term or Acronym	Definition
SG&A	selling, general and administrative
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
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
You should also note that this Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us, and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international gaming, charitable gaming, social and digital gaming industries than the same industries in the U.S.
Due to rounding, certain numbers presented herein may not precisely recalculate.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Services	$601	$530	$1,694	$1,573
Products	240	287	730	818
Total revenue	841	817	2,424	2,391
Operating expenses:
Cost of services(1)	112	112	336	334
Cost of products(1)	105	134	311	366
Selling, general and administrative	219	220	644	657
Research and development	62	66	192	194
Depreciation, amortization and impairments	108	90	298	264
Restructuring and other	6	36	43	76
Operating income	229	159	600	500
Other (expense) income:
Interest expense	(84)	(73)	(229)	(223)
Loss on debt financing transactions	(4)	(2)	(5)	(2)
Other (expense) income, net	(2)	(3)	1	14
Total other expense, net	(90)	(78)	(233)	(211)
Net income before income taxes	139	81	367	289
Income tax expense	(25)	(17)	(76)	(61)
Net income	$114	$64	$291	$228
Basic and diluted net income per share:
Basic	$1.37	$0.72	$3.45	$2.55
Diluted	$1.34	$0.71	$3.39	$2.49
Weighted average number of shares used in per share calculations:
Basic shares	84	89	84	90
Diluted shares	85	91	86	92
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$114	$64	$291	$228
Other comprehensive income (loss):
Foreign currency translation gain, net of tax	8	60	131	30
Derivative financial instruments unrealized loss, net of tax	(2)	(14)	(10)	(8)
Total other comprehensive income	6	46	121	22
Total comprehensive income	$120	$110	$412	$250
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$236	$196
Restricted cash	88	110
Receivables, net of allowance for credit losses of $28 and $35, respectively	659	585
Inventories	175	158
Prepaid expenses, deposits and other current assets	164	134
Total current assets	1,322	1,183
Non-current assets:
Restricted cash	5	6
Receivables, net of allowance for credit losses of $5	87	97
Property and equipment, net	348	286
Operating lease right-of-use assets	48	44
Goodwill	3,361	2,890
Intangible assets, net	842	454
Software, net	184	161
Deferred income taxes	241	229
Other assets	71	71
Total assets	$6,509	$5,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49	$23
Accounts payable	162	216
Accrued liabilities	374	447
Income taxes payable	36	49
Total current liabilities	621	735
Deferred income taxes	13	12
Operating lease liabilities	32	31
Other long-term liabilities	227	160
Long-term debt, excluding current portion	4,893	3,847
Total liabilities	5,786	4,785
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized; 119 and 117 shares issued, respectively, and 83 and 86 shares outstanding, respectively	1	1
Additional paid-in capital	1,255	1,200
Retained earnings	1,307	1,016
Treasury stock, at cost, 36 and 31 shares, respectively	(1,596)	(1,216)
Accumulated other comprehensive loss	(244)	(365)
Total stockholders’ equity	723	636
Total liabilities and stockholders’ equity	$6,509	$5,421
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$291	$228
Adjustments to reconcile net income to net cash provided by operating activities	410	311
Changes in working capital accounts, excluding the effects of acquisition	(226)	(109)
Net cash provided by operating activities	475	430
Cash flows from investing activities:
Capital expenditures	(218)	(224)
Acquisitions of businesses and assets, net of cash acquired	(861)	(5)
Net cash used in investing activities	(1,079)	(229)
Cash flows from financing activities:
Borrowings under revolving credit facility	460	—
Repayments under revolving credit facility	(460)	—
Proceeds from issuance of senior notes and term loans	1,800	—
Repayments of notes (including redemption premium)	(700)	—
Payments on long-term debt	(21)	(5)
Payments of debt issuance and deferred financing costs	(18)	(4)
Payments on license obligations	(28)	(20)
Payments of contingent acquisition considerations	(2)	(16)
Purchase of L&W common stock	(380)	(219)
Net redemptions of common stock under stock-based compensation plans and other	(39)	(51)
Net cash provided by (used in) financing activities	612	(315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	—
Increase (decrease) in cash, cash equivalents and restricted cash	17	(114)
Cash, cash equivalents and restricted cash, beginning of period	312	521
Cash, cash equivalents and restricted cash, end of period	$329	$407
Supplemental cash flow information:
Cash paid for interest	$226	$208
Income taxes paid	94	118
Cash paid for contingent acquisition considerations included in operating activities	—	22
Supplemental non-cash transactions:
Non-cash interest expense	$7	$7

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
Acquisition of Grover
On May 16, 2025, we completed the acquisition of Grover Charitable Gaming (“Grover”) for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments based on achievement of certain revenue metrics over a four-year period. Grover is a leading provider of electronic pull-tabs currently distributed over five U.S. states: North Dakota, Ohio, Virginia, Kentucky and New Hampshire.
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
We incurred $14 million in acquisition-related costs, which were recorded in restructuring and other for the nine months ended September 30, 2025.

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
Grover revenue and net income since the acquisition date and through September 30, 2025 included in the consolidated statements of operations and comprehensive income were not material. The Grover operating segment was aggregated with our Gaming reportable business segment.
Computation of Basic and Diluted Net Income Per Share
Basic and diluted net income per share are based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the effect of the assumed exercise of stock options and vesting of RSUs only in the periods in which such effect would have been dilutive to net income.
For the three and nine months ended September 30, 2025, we included 1 million and 2 million, respectively, of common stock equivalents in the calculation of diluted net income per share. For both the three and nine months ended September 30, 2024, we included 2 million of common stock equivalents in the calculation of diluted net income per share.
New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2025-06, under Subtopic 350-40, Intangibles — Goodwill and Other — Internal-Use Software in September 2025. The new guidance aims to modernize the accounting for internal-use capitalized software costs and removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. An entity is therefore required to start capitalizing internal-use software costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete” recognition threshold). The amendments in ASU No. 2025-06 are effective for all public entities for fiscal years beginning after December 15, 2027, and early adoption as of the beginning of an annual period is permitted. We are currently evaluating the impact of adopting this guidance.
There have been no other recent accounting pronouncements or changes in accounting pronouncements since those described within Note 1 of our 2024 10-K that are expected to have a material impact on our consolidated financial statements.
(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our reportable business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gaming
Gaming operations	$241	$175	$624	$515
Gaming machine sales	189	238	587	670
Gaming systems	72	71	208	213
Table products	56	53	162	154
Total	$558	$537	$1,581	$1,552
SciPlay
Third-party platforms and other(1)	$157	$181	$496	$556
Direct-to-consumer platforms	40	25	103	61
Total	$197	$206	$599	$617
iGaming	$86	$74	$244	$222
(1) Other primarily represents advertising revenue, which was not material for the periods presented.
Grover revenues are generated by providing customers with access to proprietary electronic pull tabs equipment and content for which consideration is based upon a revenue participation model, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue over time based on the amount we expect to receive and classify such revenue as gaming operations revenue. Payments from customers under these contracts are typically due on a monthly or more frequent basis.
The amount of rental income revenue included in services revenue within the consolidated statement of operations that is outside the scope of ASC 606 was $160 million and $449 million for the three and nine months ended September 30, 2025, respectively, and $138 million and $401 million for the three and nine months ended September 30, 2024, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30, 2025
Contract liability balance, beginning of period(1)	$21
Liabilities recognized during the period	21
Amounts recognized in revenue from beginning balance	(15)
Contract liability balance, end of period(1)	$27
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

	Receivables	Contract Assets(1)
Beginning of period balance	$682	$43
End of period balance, September 30, 2025	746	48
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of September 30, 2025, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than that for which we have the right to invoice for goods or services delivered or performed.
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

	Three Months Ended September 30, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$558	$197	$86	$841	$—	$841
Cost of revenue(2)	(138)	(51)	(28)	(217)	—	(217)
Payroll and related(3)	(86)	(25)	(14)	(125)	—	(125)
Other segment reconciling items(4)	(29)	(50)	(10)	(89)	(35)	(124)
AEBITDA(5)	305	71	34	410	(35)	375
Reconciling items to net income before income taxes:
Restructuring and other	(1)	(1)	(1)	(3)	(3)	(6)
D&A					(108)	(108)
Interest expense					(84)	(84)
Loss on debt financing transactions					(4)	(4)
Other income, net					(6)	(6)
Stock-based compensation					(28)	(28)
Net income before income taxes						$139
Capital expenditures for the three months ended September 30, 2025	$64	$5	$6	$75	$4	$79

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

	Three Months Ended September 30, 2024
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$537	$206	$74	$817	$—	$817
Cost of revenue(2)	(166)	(57)	(23)	(246)	—	(246)
Payroll and related(3)	(82)	(26)	(18)	(126)	—	(126)
Other segment reconciling items(4)	(22)	(57)	(9)	(88)	(38)	(126)
AEBITDA(5)	267	66	24	357	(38)	319
Reconciling items to net income before income taxes:
Restructuring and other	—	(1)	—	(1)	(35)	(36)
D&A					(90)	(90)
Interest expense					(73)	(73)
Loss on debt financing transactions					(2)	(2)
Other expense, net					(8)	(8)
Stock-based compensation					(29)	(29)
Net income before income taxes						$81
Capital expenditures for the three months ended September 30, 2024	$56	$4	$5	$66	$5	$71

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.

	Nine Months Ended September 30, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,581	$599	$244	$2,424	$—	$2,424
Cost of revenue(2)	(407)	(159)	(81)	(647)	—	(647)
Payroll and related(3)	(252)	(76)	(48)	(376)	—	(376)
Other segment reconciling items(4)	(83)	(155)	(26)	(264)	(99)	(363)
AEBITDA(5)	839	209	89	1,137	(99)	1,038
Reconciling items to net income before income taxes:
Restructuring and other	(7)	(2)	(10)	(19)	(24)	(43)
D&A					(298)	(298)
Interest expense					(229)	(229)
Loss on debt financing transactions					(5)	(5)
Other income, net					(9)	(9)
Stock-based compensation					(87)	(87)
Net income before income taxes						$367
Capital expenditures for the nine months ended September 30, 2025	$175	$15	$16	$206	$12	$218

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.

	Nine Months Ended September 30, 2024
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,552	$617	$222	$2,391	$—	$2,391
Cost of revenue(2)	(457)	(175)	(69)	(701)	—	(701)
Payroll and related(3)	(239)	(77)	(54)	(370)	—	(370)
Other segment reconciling items(4)	(85)	(167)	(26)	(278)	(113)	(391)
AEBITDA(5)	771	198	73	1,042	(113)	929
Reconciling items to net income before income taxes:
Restructuring and other	(1)	(1)	(2)	(4)	(72)	(76)
D&A					(264)	(264)
Interest expense					(223)	(223)
Loss on debt financing transactions					(2)	(2)
Other income, net					7	7
Stock-based compensation					(82)	(82)
Net income before income taxes						$289
Capital expenditures for the nine months ended September 30, 2024	$182	$13	$18	$213	$11	$224

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.
The following table summarizes the asset balances of each reportable business segment for the periods indicated:

	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Totals
Assets as of September 30, 2025	$4,832	$476	$901	$6,209	$300	$6,509
Assets as of December 31, 2024	3,964	444	735	5,143	278	5,421
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee severance and related	$1	$1	$13	$2
Legal and related	1	34	1	66
Strategic review, acquisitions and related	2	—	18	1
Restructuring, integration and other	2	1	11	7
Total	$6	$36	$43	$76

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	September 30, 2025	December 31, 2024
Current:
Receivables	$687	$620
Allowance for credit losses	(28)	(35)
Current receivables, net	659	585
Long-term:
Receivables	92	102
Allowance for credit losses	(5)	(5)
Long-term receivables, net	87	97
Total receivables, net	$746	$682
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of September 30, 2025		As of December 31, 2024
	Total	Balances over 90 days past due	Total	Balances over 90 days past due
Receivables:
U.S. and Canada	$396	$3	$369	$4
International	383	33	353	39
Total receivables	779	36	722	43
Receivables allowance:
U.S. and Canada	(14)	—	(15)	(1)
International	(19)	(8)	(25)	(15)
Total receivables allowance	(33)	(8)	(40)	(16)
Receivables, net	$746	$28	$682	$27
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three and nine months ended September 30, 2025 and 2024 is as follows:

	2025			2024
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(40)	$(15)	$(25)	$(41)
Provision	1	—	1	(1)
Charge-offs and recoveries	—	—	—	2
Allowance for credit losses as of March 31	(39)	(15)	(24)	(40)
Provision	—	—	—	(6)
Charge-offs and recoveries	5	1	4	2
Allowance for credit losses as of June 30	(34)	(14)	(20)	(44)
Provision	—	—	—	2
Charge-offs and recoveries	1	—	1	1
Allowance for credit losses as of September 30	$(33)	$(14)	$(19)	$(41)

As of September 30, 2025 and December 31, 2024, 4% of our total receivables, net, were past due by over 90 days.
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

	As of September 30, 2025
	Total	Current	Balances over 90 days past due
Receivables	$63	$49	$14
Allowance for credit losses	(18)	(10)	(8)
Receivables, net	$45	$39	$6
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2025 and December 31, 2024, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories
Inventories consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Parts and work-in-process	$136	$126
Finished goods	39	32
Total inventories	$175	$158
Parts and work-in-process include parts for gaming machines, and our finished goods inventory primarily consist of gaming machines for sale.
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Land	$6	$6
Buildings and leasehold improvements	67	64
Gaming machinery and equipment	841	745
Furniture and fixtures	31	29
Construction in progress	6	9
Other property and equipment	116	102
Less: accumulated depreciation	(719)	(669)
Total property and equipment, net	$348	$286

Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$48	$32	$132	$96
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,250	$(682)	$568	$898	$(624)	$274
Intellectual property	1,041	(857)	184	924	(801)	123
Licenses	313	(258)	55	290	(242)	48
Brand names	131	(128)	3	128	(125)	3
Trade names	189	(162)	27	161	(159)	2
Patents and other	12	(7)	5	11	(7)	4
Total intangible assets	$2,936	$(2,094)	$842	$2,412	$(1,958)	$454
The following reflects intangible amortization expense included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$39	$38	$107	$113
Estimated intangible asset amortization expense for the remainder of the year ending December 31, 2025 and each of the subsequent four years is as follows:

	Remainder of 2025	2026	2027	2028	2029
Amortization expense	$40	$151	$145	$118	$93
Goodwill
The table below reconciles the change in the carrying value of goodwill, by reportable segment, for the period from December 31, 2024 to September 30, 2025.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2024	$2,357	$209	$324	$2,890
Acquired goodwill(2)	392	—	—	392
Foreign currency adjustments	34	5	40	79
Balance as of September 30, 2025	$2,783	$214	$364	$3,361

(1) Accumulated goodwill impairment charges for the Gaming segment as of September 30, 2025 were $989 million.
(2) Represents goodwill related to the Grover acquisition (see Note 1).

(9) Software, net
Software, net consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Software	$1,219	$1,137
Accumulated amortization	(1,035)	(976)
Software, net	$184	$161
The following reflects amortization of software included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$21	$20	$59	$55
(10) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	September 30, 2025					December 31, 2024
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2030	variable	$—	$—	$—	$—
LNWI Term Loan A	2028	variable	795	(2)	793	—
LNWI Term Loan B	2029	variable	2,140	(20)	2,120	2,133
LNWI Senior Notes:
2028 Unsecured Notes	2028	7.000%	—	—	—	695
2029 Unsecured Notes	2029	7.250%	500	(3)	497	496
2031 Unsecured Notes	2031	7.500%	550	(6)	544	543
2033 Unsecured Notes	2033	6.250%	1,000	(15)	985	—
Other	—	—	3	—	3	3
Total long-term debt outstanding			$4,988	$(46)	$4,942	$3,870
Less: current portion of long-term debt					(49)	(23)
Long-term debt, excluding current portion					$4,893	$3,847
Fair value of debt(1)			$5,029

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
Issuance of 2033 Unsecured Notes and Redemption of 2028 Unsecured Notes
On September 24, 2025, we issued $1.0 billion in aggregate principal amount of 6.250% senior unsecured notes due 2033 pursuant to an indenture among LNWI, as issuer, the Company, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. The 2033 Unsecured Notes bear interest at the rate of 6.250% per annum, which accrues from September 24, 2025 and is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. We may redeem all or any portion of the 2033 Unsecured Notes at any time prior to October 1, 2028, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of the redemption plus a “make whole” premium. We may redeem some or all of the 2033 Unsecured Notes at any time on or after October 1, 2028, at the prices specified in the indenture governing the 2033 Unsecured Notes.
The 2033 Unsecured Notes are senior obligations of LNWI, rank equally with all of its existing and future senior debt and rank senior to all of its existing and future debt that is expressly subordinated to the 2033 Unsecured Notes. The 2033 Unsecured Notes are guaranteed on a senior unsecured basis by the Company and all of its wholly owned domestic restricted subsidiaries (other than LNWI and certain immaterial subsidiaries), subject to customary exceptions. The net proceeds of the 2033 Unsecured Notes offering were used to redeem all $700 million of the 2028 Unsecured Notes, pay accrued and unpaid interest thereon plus related fees and expenses and pay all outstanding borrowings under the LNWI Revolver, with any remaining proceeds used for general corporate purposes, which may include repurchases of the Company’s equity. In connection with these transactions, we capitalized $15 million in financing costs presented as a reduction to long-term debt associated with the 2033 Unsecured Notes and recorded a loss on debt extinguishment of $4 million resulting from unamortized deferred financing costs associated with the 2028 Unsecured Notes.
We were in compliance with the financial covenants under all debt agreements as of September 30, 2025 (for information regarding our financial covenants of all debt agreements, see above and Note 14 in our 2024 10-K).
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
Derivative Financial Instruments
As of September 30, 2025, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.

In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of September 30, 2025. These hedges mature in April 2027.
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
The following table shows the loss and interest income on our interest rate swap contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss recorded in accumulated other comprehensive loss, net of tax	$(2)	$(14)	$(10)	$(8)
Interest income related to interest rate swap contracts recorded in interest expense	3	5	8	14
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest expense which reflects the effects of cash flow hedges	$(84)	$(73)	$(229)	$(223)
Hedged item	(5)	(5)	(15)	(15)
Derivative designated as hedging instrument	8	10	23	29
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	September 30, 2025	December 31, 2024
Interest rate swaps	Other assets	$7	$19
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

The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2024 to September 30, 2025.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2024	$15	$8	$7
Additions(1)	56
Payments	(2)
Other adjustments(2)	(6)
Balance as of September 30, 2025	$63	$13	$50

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

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2025	$1	$1,200	$1,016	$(1,216)	$(365)	$636
Settlement of liability awards	—	44	—	—	—	44
Vesting of RSUs, net of tax withholdings and other	—	(36)	—	—	—	(36)
Purchase of treasury stock(1)	—	—	—	(167)	—	(167)
Stock-based compensation	—	18	—	—	—	18
Net income	—	—	82	—	—	82
Other comprehensive income	—	—	—	—	43	43
March 1, 2025	$1	$1,226	$1,098	$(1,383)	$(322)	$620
Vesting of RSUs, net of tax withholdings and other	—	2	—	—	—	2
Purchase of treasury stock(1)	—	—	—	(101)	—	(101)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	95	—	—	95
Other comprehensive income	—	—	—	—	72	72
June 30, 2025	$1	$1,242	$1,193	$(1,484)	$(250)	$702
Vesting of RSUs, net of tax withholdings and other	—	(4)	—	—	—	(4)
Purchase of treasury stock(1)	—	—	—	(112)	—	(112)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	114	—	—	114
Other comprehensive income	—	—	—	—	6	6
September 30, 2025	$1	$1,255	$1,307	$(1,596)	$(244)	$723

(1) Includes excise taxes of $1 million and $3 million for the three and nine months ended September 30, 2025, respectively.

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2024	$1	$1,118	$680	$(751)	$(283)	$765
Settlement of liability awards	—	65	—	—	—	65
Vesting of RSUs, net of tax withholding and other	—	(43)	—	—	—	(43)
Purchase of treasury stock(1)	—	—	—	(25)	—	(25)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(23)	(23)
March 31, 2024	$1	$1,154	$762	$(776)	$(306)	$835
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	1
Purchase of treasury stock(1)	—	—	—	(151)	—	(151)
Stock-based compensation	—	20	—	—	—	20
Net income	—	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(1)	(1)
June 30, 2024	$1	$1,175	$844	$(927)	$(307)	$786
Vesting of RSUs, net of tax withholdings and other	—	(10)	—	—	—	(10)
Purchase of treasury stock(1)	—	—	—	(45)	—	(45)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	64	—	—	64
Other comprehensive income	—	—	—	—	46	46
September 30, 2024	$1	$1,182	$908	$(972)	$(261)	$858

(1) Includes excise taxes of $1 million for the nine months ended September 30, 2024.
Stock-based Compensation
For the three and nine months ended September 30, 2025, we recognized $28 million and $87 million, respectively, in total stock-based compensation expense under all programs. These amounts included $11 million and $38 million, respectively, of stock-based compensation classified as liability awards. For the three and nine months ended September 30, 2024, we recognized $29 million and $82 million, respectively, in total stock-based compensation expense under all programs. These amounts included $12 million and $31 million, respectively, of stock-based compensation classified as liability awards.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the nine months ended September 30, 2025 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2024	2.0	$75.49
Granted	1.1	$104.98
Vested	(1.3)	$81.01
Cancelled	(0.1)	$86.15
Unvested RSUs as of September 30, 2025	1.7	$90.14
The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2025 and 2024 was $104.98 and $99.59, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of September 30, 2025, we had $103 million of unrecognized stock-based compensation expense relating to unvested RSUs amortized over a weighted-average period of approximately 1.2 years. The fair value at vesting date of RSUs vested during the nine months ended September 30, 2025 and 2024 was $127 million and $163 million, respectively.

Share Repurchase Program
On June 11, 2024, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion of shares of outstanding common stock. On July 31, 2025, our Board of Directors approved an additional aggregate amount of up to $500 million of shares of outstanding common stock as authorized to be repurchased under the share repurchase program, increasing the total aggregate amount to $1.5 billion. During the nine months ended September 30, 2025, we repurchased approximately 4.3 million shares of common stock under the repurchase program at an aggregate cost of $380 million (including excise tax). Subsequent to September 30, 2025 and through October 31, 2025, we purchased an additional 1.3 million shares of common stock at an aggregate value of $101 million.
(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent with the prior year as of September 30, 2025.
Our income tax expense (including discrete items) was $25 million and $76 million for the three and nine months ended September 30, 2025, respectively, and $17 million and $61 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, our effective tax rate differed from the U.S. statutory rate of 21%, primarily as a result of foreign earnings and the impact of worldwide tax rates on foreign earnings. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have accounted for the impact of the OBBBA on our consolidated financial statements in the third quarter of 2025 and continue to evaluate any further potential impacts from provisions taking effect at a later time.
(14) Leases
Our total operating lease expense for the three and nine months ended September 30, 2025 was $7 million and $20 million, respectively, and $6 million and $18 million for the three and nine months ended September 30, 2024, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$48	$44
Accrued liabilities	20	16
Operating lease liabilities	32	31
Total operating lease liabilities	$52	$47
Weighted average remaining lease term, years	3	3
Weighted average discount rate	6%	6%

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16	$17
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$19	$9

Lease liability maturities:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Less Imputed Interest	Total
Operating leases	$6	$21	$14	$10	$3	$4	$(6)	$52
As of September 30, 2025, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $18 million and $89 million for all of our legal matters that were contingencies as of September 30, 2025 and December 31, 2024. In April 2025, the Company paid $73 million to resolve the TCS John Huxley legal matter, and the court dismissed the case with prejudice.
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
In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and The Global Draw Limited, our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of IGT, claiming liability arising out of the April 2012 incident and asserting claims based on theories of breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession.
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
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-

gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on December 9, 2024. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
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
Ewing Matter
On November 13, 2023, plaintiff Lauren Ewing filed a lawsuit against SciPlay Corporation and SciPlay Games LLC in the Circuit Court for the 14th Judicial District of Tennessee. The complaint asserts claims for alleged violations of Tennessee’s anti-gambling statutes and seeks unspecified money damages, including recover of monies allegedly lost by Tennessee players of SciPlay’s online social casino games. On December 15, 2023, defendants removed the action to the United States District Court for the Eastern District of Tennessee. On January 12, 2024, plaintiff filed a motion to remand the action to the Circuit Court for the 14th Judicial District of Tennessee. On January 22, 2024, defendants filed a motion to dismiss plaintiff’s complaint and a motion to compel arbitration of plaintiff’s claims. On September 26, 2024, the United States District Court for the Eastern District of Tennessee granted plaintiff’s motion to remand the case to State court. In light of the remand order, the District Court did not rule on defendants’ motions to dismiss and to compel arbitration. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, defendants filed a petition for permission to appeal the District Court’s remand order with the United States Court of Appeals for the Sixth Circuit, which the Sixth Circuit granted on January 17, 2025. On October 23, 2024, the District Court granted defendants’ motion to stay its remand order until the Sixth Circuit fully disposes of the petition for permission to appeal. On January 30, 2025, the Sixth Circuit granted the parties’ joint motion to stay the case until April 30, 2025. The Sixth Circuit has periodically extended the stay, most recently extending the stay on August 26, 2025. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Fuqua Matter
On August 22, 2024, plaintiff Dianne Fuqua filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the United States District Court for the Western District of Kentucky. The complaint asserts claims for alleged violations of Kentucky anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and unspecified other relief. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, the Court granted Plaintiff’s unopposed motion to stay and stayed all deadlines for 30 days. The Court has periodically extended the stay, most recently extending the stay on October 6, 2025. The parties signed a written settlement agreement on January 6, 2025, which is subject to court approval.
Timothy Sornberger Matter
On January 9, 2025, plaintiffs Timothy Sornberger, Donovan Roberts, Matthew Sprinkle, Hope Murnaghan, Luke Whitney, Prince Imanifest Allah Beautiful, and Christopher Ebersole filed a putative multistate class action complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of Franklin County, Alabama. The complaint asserts claims for alleged violations of anti-gambling statutes of the states of Alabama, Tennessee, Kentucky, Ohio, New Jersey, and Massachusetts. The plaintiffs seek to represent putative classes of individuals in their respective home states who spent money playing SciPlay’s online social casino games during various periods of time. The complaint seeks unspecified money damages, including recovery of monies allegedly lost by players of SciPlay’s online social casino games in the enumerated states, the award of interests and costs, attorneys’ fees and expenses and unspecified other relief. On January 17, 2025, the parties filed a notice of a proposed class settlement and a motion to stay the deadlines to answer or otherwise respond to the complaint. On January 17, 2025, the court stayed all deadlines in the action, pending the filing of a motion for preliminary approval of a class action settlement, which the plaintiffs filed on August 5, 2025. Also on August 5, 2025, the court entered an order preliminarily approving the class action settlement and setting a fairness hearing on the class action settlement for November 26, 2025.
Aristocrat Matter (United States)
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ DRAGON TRAIN® and JEWEL OF THE DRAGON® games. Plaintiffs’ operative complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted in part and denied in part on June 24, 2024. On May 22, 2024, the plaintiffs filed a motion for a preliminary injunction, which the district court granted on September 23, 2024. On July 15, 2024, the plaintiffs filed a First Amended Complaint, which defendants answered on August 12, 2024. On November 21, 2024, the plaintiffs filed a motion to enforce the district court’s preliminary injunction, which the court denied on January 3, 2025. On March 14, 2025, the plaintiffs filed a Second Amended Complaint, which defendants answered on April 11, 2025. On July 15, 2025, the plaintiffs filed a motion to extend the current pretrial deadlines, which the court granted on October 2, 2025. On July 17, 2025, the parties jointly filed a proposed stipulated order regarding the court’s preliminary injunction entered in September 2024. On October 17, 2025, the court granted plaintiffs’ renewed motion to obtain discovery of math models for certain Light & Wonder hold and spin games released since 2021. Fact discovery in the lawsuit is set to close on December 15, 2025, and expert discovery is set to close on March 16, 2026. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We intend to defend against the claims in the lawsuit.
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
Evolution Matter
On May 28, 2024, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia brought a civil action in the United States District Court for the District of Nevada against L&W and LNW Gaming, Inc. Plaintiffs assert claims for patent infringement and trade secret misappropriation relating to defendants’ ROULETTEX® and POWERX® games and defendants’ 88 Fortunes Blaze Live Roulette game. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of attorneys’ fees and costs, interest, and declaratory relief. On July 24, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted as to plaintiffs’ claims for patent infringement on February 11, 2025. On August 16, 2024, defendants filed a motion to stay discovery, which the court denied on November 7, 2024. On February 7, 2025, defendants filed a motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation, or, in the alternative, to dismiss the claims, which the court granted on September 30, 2025. On April 10, 2025, Plaintiffs filed a First Amended Complaint and on May 15, 2025, defendants filed a motion to dismiss that First Amended Complaint, which the court denied as moot on September 30, 2025. Also on April 10, 2025, Plaintiffs filed a motion for leave to file a Second Amended Complaint, which the court granted on June 30, 2025. Plaintiffs filed their Second Amended Complaint on June 30, 2025, and defendants filed a motion to dismiss the claims for patent infringement in that complaint on August 8, 2025, which is pending. Also on August 8, 2025, the parties filed a joint stipulation to stay all discovery until and through January 16, 2026, which the court granted on August 11, 2025. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the complaint are without merit and intend to vigorously defend against them.

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
On May 16, 2025, we completed the acquisition of Grover for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments based on achievement of certain revenue metrics over a four-year period. Grover is a leading provider of electronic pull-tabs currently distributed over five U.S. states: North Dakota, Ohio, Virginia, Kentucky and New Hampshire. The Grover operating segment was aggregated with our Gaming reportable business segment.
On May 15, 2025, LNWI borrowed an aggregate principal amount of $800 million in term loans under its LNWI Term Loan A facility maturing in May 2028, the proceeds of which were used to complete the Grover acquisition and pay fees and expenses related thereto. On September 24, 2025, we extended our debt maturities and decreased our interest rate by issuing $1.0 billion in aggregate principal amount of 6.250% senior unsecured notes due 2033, the net proceeds of which were used to redeem all $700 million of the 2028 Unsecured Notes, pay all outstanding borrowings under the LNWI Revolver and pay accrued and unpaid interest thereon plus related fees and expenses, with any remaining proceeds used for general corporate purposes, which may include repurchases of the Company’s equity.
We delivered a solid quarterly performance, highlighted by earnings and operating cash flows growth based on strong execution and game performance, while continuing to advance our robust content roadmap and cross-platform strategy. Consolidated revenue for the three months ended September 30, 2025 increased by 3% to $841 million, and it increased slightly to $2.4 billion for the nine months ended September 30, 2025, as compared to the prior year periods.
For the year-to-date period ended October 31, 2025, we returned $477 million (excluding excise tax) to shareholders through share repurchases and completed approximately 51% of our $1.5 billion share repurchase plan that was authorized in June 2024 and increased in July 2025.
As previously announced, we are in the process of moving from our current dual listing on Nasdaq and the ASX to a sole primary listing on the ASX, which is expected to take effect on November 13, 2025 (ET) and entails the conversion from an ASX Foreign Exempt Listing to an ASX Standard Listing (the “ASX Transition”). The ASX Transition, including the timetable thereof, remains subject to the ASX granting waivers and confirmations with respect to various conditions and other applicable U.S. and Australian regulatory, and other third-party, approval and processes.
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
CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Total revenue	$841	$817	$24	3%	$2,424	$2,391	$33	1%
Total operating expenses	612	658	(46)	(7)%	1,824	1,891	(67)	(4)%
Operating income	229	159	70	44%	600	500	100	20%
Net income before income taxes	139	81	58	72%	367	289	78	27%
Net income	114	64	50	78%	291	228	63	28%
Revenue

Consolidated Revenue by Reportable Business Segment
(in millions)
Three Months Ended September 30, 2025 and 2024	Nine Months Ended September 30, 2025 and 2024
Gaming revenue increased 4% and 2% for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. Revenue growth for both periods was primarily driven by higher Gaming operations revenue driving an increase of $26 million and $48 million for the three and nine months ended September 30, 2025, respectively, supported by our diversified portfolio of high-performing game franchises, along with $40 million and $61 million in revenue from Grover, respectively.
SciPlay revenue decreased 4% and 3% for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods, due to a decline in average monthly payers primarily attributable to JACKPOT PARTY® Casino, partially offset by an increase in average monthly revenue per paying user, which increased 11% and 8% for the three and nine months ended September 30, 2025, respectively. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented approximately 20% and 17% of total SciPlay revenue for the three and nine months ended September 30, 2025, respectively.
iGaming revenue increased 16% and 10% for the three and nine months ended September 30, 2025, respectively, driven primarily by continued momentum in the North American markets underpinned by first-party content (“1PP”) proliferation and the expansion of our partner network.
Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Operating expenses:
Cost of services	$112	$112	$—	—%	$336	$334	$2	1%
Cost of products	105	134	(29)	(22)%	311	366	(55)	(15)%
SG&A	219	220	(1)	—%	644	657	(13)	(2)%
R&D	62	66	(4)	(6)%	192	194	(2)	(1)%
D&A	108	90	18	20%	298	264	34	13%
Restructuring and other	6	36	(30)	(83)%	43	76	(33)	(43)%
Total operating expenses	$612	$658	$(46)	(7)%	$1,824	$1,891	$(67)	(4)%
Cost of Revenue
Total cost of revenue decreased 12% and 8% for the three and nine months ended September 30, 2025, respectively, primarily as a result of lower cost of products in correlation with lower gaming machine sales revenue.
SG&A
SG&A decreased $13 million for the nine months ended September 30, 2025, as compared to the prior year period. The change was primarily driven by lower SciPlay user acquisition costs of $9 million.
D&A
D&A increased 20% and 13% for the three and nine months ended September 30, 2025, respectively, primarily due to depreciation related to Gaming operations installed base investments and growth, as well as D&A associated with assets acquired from the Grover acquisition.
Restructuring and Other
Restructuring and other decreased for the three and nine months ended September 30, 2025, primarily due to $34 million and $66 million associated with charges related to certain legal matters in the three and nine months ended September 30, 2024, respectively, partially offset by an increase in costs related to strategic review and related transactions for the nine months ended September 30, 2025, including legal and professional service fees associated with the acquisition of Grover of $14 million and $10 million in iGaming charges primarily related to the discontinuation of our iGaming Live Casino operations.
Other Factors Affecting Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,		Factors Affecting Net Income
(in millions)	2025	2024	2025	2024	2025 vs. 2024
Other (expense) income, net	$(2)	$(3)	$1	$14	The change in other (expense) income, net was primarily due to the impact of changes in foreign currency exchange rates, coupled with a decrease in interest income.
Income tax expense(1)	(25)	(17)	(76)	(61)	The increase in income tax expense was primarily due to the increase in worldwide income.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$34	4%	$67	8%	$91	4%	$126	5%
Euro	54	6%	51	6%	166	7%	148	6%
Australian Dollar	25	3%	37	5%	86	4%	118	5%
REPORTABLE BUSINESS SEGMENT RESULTS (for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024)
GAMING
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
Grover revenues are generated by providing charitable gaming entities with access to proprietary electronic pull tabs equipment, content and related offerings that allow charities to maximize their funding and for which Grover is compensated based upon a revenue participation model. Grover currently operates in five states (as described above) with over 11,250 active units and 1,500 locations and is well positioned to capitalize on future expansion and legalization of charitable gaming.
For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2024 10-K.
Current Year Update
Gaming revenue for the three months ended September 30, 2025 increased by 4%, primarily driven by growth in Gaming operations revenue of 38%, which benefited from a $26 million, or 15%, increase supported by our diversified portfolio of high-performing game franchises along with $40 million in Grover revenue contributions. Gaming revenue for the nine months ended September 30, 2025 increased by 2% as compared to the prior year period. The change in Gaming revenue also benefited from Table products growth of 6% and 5% for the three and nine months ended September 30, 2025, respectively.
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

Results of Operations and KPIs

Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions, except per unit amounts)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenue:
Gaming operations(1)	$241	$175	$66	38%	$624	$515	$109	21%
Gaming machine sales	189	238	(49)	(21)%	587	670	(83)	(12)%
Gaming systems	72	71	1	1%	208	213	(5)	(2)%
Table products	56	53	3	6%	162	154	8	5%
Total revenue	$558	$537	$21	4%	$1,581	$1,552	$29	2%

F/X impact on revenue	$2	$3	$(1)	(33)%	$2	$2	$—	—%

KPIs:
U.S. and Canada units(1):
Installed base at period end	47,240	33,151	14,089	42%	47,240	33,151	14,089	42%
Average daily revenue per unit	$45.35	$49.05	$(3.70)	(8)%	$46.64	$49.29	$(2.65)	(5)%

International units(2):
Installed base at period end	19,494	21,426	(1,932)	(9)%	19,494	21,426	(1,932)	(9)%
Average daily revenue per unit	$16.19	$15.11	$1.08	7%	$16.01	$15.08	$0.93	6%

Gaming machine sales:
U.S. and Canada new unit shipments	6,021	6,094	(73)	(1)%	17,244	16,340	904	6%
International new unit shipments	2,587	6,969	(4,382)	(63)%	10,173	17,729	(7,556)	(43)%
Total new unit shipments	8,608	13,063	(4,455)	(34)%	27,417	34,069	(6,652)	(20)%
Average sales price per new unit	$19,637	$17,094	$2,543	15%	$19,532	$18,374	$1,158	6%
(1) Inclusive of Grover active devices. (2) Units exclude those related to game content licensing.

Gaming Operations
Gaming operations revenue growth for the three months ended September 30, 2025 was driven by a $26 million, or 15%, increase driven by strong game performance of hit franchises, including our premium games, as well as a contribution of $40 million in revenue from Grover. For the nine months ended September 30, 2025, these drivers impacted revenue growth by $48 million and $61 million, respectively. Gaming operations for the U.S. and Canada (excluding Grover) had a 2,834-unit increase in installed base from the prior year period end, while Grover had an 11,255-unit active installed base as of September 30, 2025. Gaming operations (including Grover) had a decrease in average daily revenue per unit of $3.70 and $2.65 for the three and nine months ended September 30, 2025, respectively, as growth related to our existing U.S. and Canada units was offset by the inclusion of lower-yielding Grover units. Average daily revenue per unit for International units increased by $1.08 and $0.93 for the three and nine months ended September 30, 2025, respectively. International ending installed base units decreased by 1,932 units from September 30, 2024 to September 30, 2025, primarily due to the expected closure of certain LBOs in the U.K. and the reduction of certain low-yielding units in Latin America.
Gaming Machine Sales
Gaming machine sales revenue for both periods decreased primarily due to the timing of international game sales, including overall more cautious purchasing behavior and delayed capital expenditure among some of our customers.
The following table summarizes Gaming machine sales changes:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
U.S. and Canada unit shipments:
Replacement units	5,481	5,476	5	—%	16,110	15,237	873	6%
Casino opening and expansion units	540	618	(78)	(13)%	1,134	1,103	31	3%
Total unit shipments	6,021	6,094	(73)	(1)%	17,244	16,340	904	6%

International unit shipments:
Replacement units	2,550	6,827	(4,277)	(63)%	9,059	15,924	(6,865)	(43)%
Casino opening and expansion units	37	142	(105)	(74)%	1,114	1,805	(691)	(38)%
Total unit shipments	2,587	6,969	(4,382)	(63)%	10,173	17,729	(7,556)	(43)%
Operating Expenses and AEBITDA
Operating expenses increased by $8 million and $23 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding prior year periods, primarily due to $22 million and $44 million, respectively, in higher D&A, of which $15 million and $25 million, respectively, is related to Grover, and the remainder of which is related to increased Gaming operations investment, coupled with $5 million and $24 million, respectively, in higher salaries and benefits (including stock-based compensation), partially offset by lower cost of revenue.
AEBITDA increased by $38 million and $68 million for the three and nine months ended September 30, 2025, respectively, which is primarily related to margin expansion and a contribution from Grover since the acquisition closed in May 2025. AEBITDA as a percentage of revenue (“AEBITDA margin”) increased to 55% and 53% for the three and nine months ended September 30, 2025, respectively, as compared to 50% for both corresponding prior year periods, driven by a more favorable revenue mix, margin enhancements initiatives, Grover contributions and the impact of our incentive compensation payout structure.
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
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include BINGO SHOWDOWN® and BACKGAMMON LIVE. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented approximately 17% of total SciPlay revenue for the nine months ended September 30, 2025. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
Current Year Update
SciPlay continues to deliver steady results and quality payer engagement and monetization. Revenue decreased by 4% and 3% for the three and nine months ended September 30, 2025, respectively, which was primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user. Additionally, the overall social casino industry is experiencing pressures from sweepstakes operators. SciPlay continues to deploy strategic game updates, utilize enhanced analytics, pursue international expansion and benefit from the proprietary direct-to-consumer platform.
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
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2025 and 2024

(1) Other primarily represents advertising revenue, which was not material for the periods presented.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions unless otherwise noted)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenue:
Third-party platforms and other(1)	$157	$181	$(24)	(13)%	$496	$556	$(60)	(11)%
Direct-to-consumer platforms	40	25	15	60%	103	61	42	69%
Total revenue	$197	$206	$(9)	(4)%	$599	$617	$(18)	(3)%

KPIs:
In-App Purchases:
Average MAU(2)	5.2	5.6	(0.4)	(7)%	5.3	5.6	(0.3)	(5)%
Average DAU(3)	2.0	2.1	(0.1)	(5)%	2.0	2.2	(0.2)	(9)%
ARPDAU(4)	$1.08	$1.04	$0.04	4%	$1.07	$1.03	$0.04	4%
Average MPUs(5) (in thousands)	514	600	(86)	(14)%	533	589	(56)	(10)%
AMRPPU(6)	$126.23	$113.49	$12.74	11%	$123.75	$114.75	$9.00	8%
Payer Conversion Rate(7)	10.0%	10.7%	(0.7)%	nm	10.1%	10.5%	(0.4)%	nm
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

SciPlay revenue decreased by 4% and 3% for the three and nine months ended September 30, 2025, respectively, primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party® Casino and partially offset by an increase in average monthly revenue per paying user.
Average MAU and average MPU for the three and nine months ended September 30, 2025 decreased due to the turnover in users. ARPDAU increased as a function of higher player monetization with a slight decrease in average DAU. AMRPPU increased, despite payer conversion decreasing slightly, as SciPlay continues to improve content and features, resulting in steady paying player interaction.
Payer conversion rates decreased slightly but remained near 10% due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in games.
Operating Expenses and AEBITDA
Operating expenses decreased 11% and 7% for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods, which was primarily driven by lower cost of revenue due to higher margins on our direct-to-consumer platform revenue, lower salaries and benefits (including stock-based compensation) of $5 million and $12 million, respectively, and lower user acquisition costs of $5 million and $9 million, respectively.
AEBITDA for the three and nine months ended September 30, 2025 increased by $5 million and $11 million, respectively, and AEBITDA margin increased by 4 percentage points to 36% and 3 percentage points to 35%, respectively, primarily due revenue generated via our proprietary direct-to-consumer platform, which generates higher margins.
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

Current Year Update
We continue to expand our customer base and capitalize on growth in the North American and International markets, including emerging markets, by leveraging our industry leading platforms, content and solutions, as well as investing in our ability to scale our own original U.S. and international land-based content offering.
Following the decision made in the first quarter of 2025, the Company has continued to execute on the discontinuation of its Live Casino operations. This reflects our commitment to reallocate resources to maximize our return on investments, and we do not expect that this decision will have a material impact on our iGaming business’s long-term growth prospects.
Results of Operations

Three and Nine Months Ended September 30, 2025 and 2024
iGaming revenue for the three and nine months ended September 30, 2025 increased 16% and 10%, respectively, as compared to the prior year periods, primarily driven by continuing momentum in the North American market underpinned by 1PP growth and the expansion of our partner network. Wagers processed through our Open Gaming System for the current year periods increased to $28.0 billion and $79.8 billion, respectively.
Operating expenses increased 2% for the nine months ended September 30, 2025 in correlation with the increase in revenue and also due to $10 million in restructuring costs, largely related to the discontinuation of our Live Casino operations, partially offset by decreases in intangible asset amortization expense and salaries and benefits expense. AEBITDA increased 42% and 22% for the three and nine months ended September 30, 2025, respectively, and AEBITDA margin increased to 40% and 36% for the three and nine months ended September 30, 2025, respectively, primarily due to lower operating expenses (excluding cost of revenue and R&O) and higher margin on 1PP.
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

After the acquisition of Grover, we have now determined that we have seven reporting units: Gaming, Grover, U.K. Gaming, Casino Management Systems, Table Products, SciPlay and iGaming. There have been no other changes to our goodwill impairment testing policy. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on October 1 or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No such events or circumstances have occurred as of September 30, 2025, or through the date of this report.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of September 30, 2025, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.
Cash and Available Revolver Capacity

	As of
(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$236	$196
Revolver capacity	1,000	750
Revolver capacity drawn	—	—
Letters of credit	(10)	(10)
Total	$1,226	$936
Total cash held by our foreign subsidiaries was $164 million and $127 million as of September 30, 2025 and December 31, 2024, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
On June 11, 2024, our Board of Directors approved a share repurchase program, and on July 31, 2025, our Board of Directors increased the share repurchase program, under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.5 billion of shares of outstanding common stock. For the year-to-date period ended October 31, 2025, we repurchased approximately 5.6 million shares of common stock at an aggregate cost of $481 million (including excise tax).
On February 10, 2025, we amended the LNWI Credit Agreement. The amendment, among other things, (i) provided for new revolving commitments under the LNWI Revolver in an amount of $1.0 billion, which replaced the existing revolving commitments (which were in an amount of $750 million), (ii) extended the maturity of the revolving commitments and (iii) reduced the applicable margin for the revolving loans by up to 50 basis points.
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
On September 24, 2025, we issued $1.0 billion in aggregate principal amount of 6.250% senior unsecured notes due 2033 and received net proceeds of $988 million, which were used to redeem all $700 million of the 2028 Unsecured Notes, pay all outstanding borrowings under the LNWI Revolver and pay accrued and unpaid interest thereon plus related fees and expenses. The 2033 Unsecured Notes bear interest at the rate of 6.250% per annum, which accrues from September 24, 2025 and is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. See Note 10 for further details on our long-term debt.
Cash Flow Summary

	Nine Months Ended September 30,		Variance
(in millions)	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$475	$430	$45
Net cash used in investing activities	(1,079)	(229)	(850)
Net cash provided by (used in) financing activities	612	(315)	927
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	—	9
Increase (decrease) in cash, cash equivalents and restricted cash	$17	$(114)	$131
Cash flows from operating activities

	Nine Months Ended September 30,		Variance
(in millions)	2025	2024	2025 vs. 2024
Net income	$291	$228	$63
Adjustments to reconcile net income to cash provided by operating activities	410	311	99
Changes in working capital accounts, excluding the effects of acquisitions	(226)	(109)	(117)
Net cash provided by operating activities	$475	$430	$45
Net cash provided by operating activities increased primarily due to a $162 million increase in earnings (drivers of which are described above), partially offset by changes in working capital accounts. Changes in working capital accounts for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were negatively impacted by the $73 million TCS John Huxley legal matter settlement payment and $18 million in higher interest payments, coupled with the timing of collection of receivables and increased inventory levels.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the Grover acquisition, partially offset by lower capital expenditures related to the timing of investments in Gaming operations. Capital expenditures are composed of investments in gaming operations, systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash provided by financing activities increased, primarily driven by $1.8 billion of borrowings incurred under the LNWI Term Loan A and 2033 Unsecured Notes, net of $700 million used to redeem the 2028 Unsecured Notes. We also purchased more of our outstanding common stock under our share repurchase programs. During the nine months ended September 30, 2025 and 2024, we paid (including excise tax) $380 million and $219 million, respectively, to purchase our common stock.
Credit Agreement and Other Debt
For additional information regarding the LNWI Credit Agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 14 and 15 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 10-K as well as Notes 10 and 11 and Item 3 below in this Form 10-Q.

Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of September 30, 2025, the face value of long-term debt was $5.0 billion, including $2.9 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $29 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2025.
In May 2025, we completed the Grover acquisition (see Note 1). We are in the process of integrating Grover and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 1.2 million shares under the share repurchase programs during the three months ended September 30, 2025.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Average Price Paid per Share(2)	Total Cost of Repurchase (in millions)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(2)
7/1/2025 - 7/31/2025	—	$—	$—	$947
8/1/2025 - 8/31/2025	0.7	$86.37	63	$884
9/1/2025 - 9/30/2025	0.5	$87.90	48	$836
Total	1.2	$87.02	$111	$836

(1) On June 11, 2024, our Board of Directors (“Board”) approved a new share repurchase program under which the Company was authorized to repurchase from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion in shares of our common stock. On July 31, 2025, the Board approved an increase of such share repurchase program from $1.0 billion to $1.5 billion.
(2) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act, resulting in $3 million recorded as of September 30, 2025. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.

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

4.1
Indenture, dated as of September 24, 2025, among Light and Wonder International, Inc., as issuer, Light & Wonder, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.250% Senior Unsecured Notes due 2033 (incorporated by reference to Exhibit 4.1 to Light & Wonder, Inc.'s Current Report on Form 8-K filed September 24, 2025).

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
Dated:    November 5, 2025