Form 10-K
period 2025-12-31
Light & Wonder, Inc.
filed 2026-02-24
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-11693
LIGHT & WONDER, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0422894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 Bermuda Road, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)
(702) 897-7150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common stock, par value $0.001 per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a one-for-one basis. As of June 30, 2025, the registrant’s common stock was dual listed on both the Nasdaq Stock Market and the Australian Securities Exchange, and the market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which it was last sold on June 30, 2025, was $6,338,303,809.
The total number of shares of the registrant’s common stock outstanding as of February 18, 2026, including shares of common stock underlying the issued and outstanding CDIs, was 77,148,711.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2026 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025. For more information (including the expected date of the 2026 annual meeting of stockholders), see Part III.

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by LNWI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
2031 Unsecured Notes	7.500% senior unsecured notes due 2031 issued by LNWI
2033 Unsecured Notes	6.250% senior unsecured notes due 2033 issued by LNWI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASX	Australian Securities Exchange
CDIs	CHESS Depositary Interests, instruments traded on the ASX
CMS	casino-management system
Coin-in	the amount wagered
D&A	depreciation, amortization and impairments (excluding goodwill)
ESG	environmental, social and governance
ETS	electronic table system
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Grover	Grover Charitable Gaming business acquired on May 16, 2025
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LAP	local-area progressive
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
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

LNWI Credit Agreement A	That certain credit agreement, dated as of May 15, 2025, among LNWI, as the borrower, L&W, as a guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Securities, Inc., Citizens Bank, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas Securities Corp., KeyBanc Capital Markets Inc., U.S. Bank National Association, Fifth Third Bank, National Association, Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners and Deutsche Bank Securities Inc., as Co-Documentation Agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time
LNWI Revolver	Revolving credit facility with aggregate commitments of $1.0 billion extended pursuant to the LNWI Credit Agreement
LNWI Term Loan A	Term loan A facility provided for by the LNWI Credit Agreement A
LNWI Term Loan B	Term loan B facility provided for by the LNWI Credit Agreement
Net win	Coin-in less payouts
Note	a note in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
PTG	proprietary table games
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SciPlay	Our SciPlay business segment and/or SciPlay Corporation, as appropriate within the context
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Term or Acronym	Definition
Senior Notes or Unsecured Notes	refers to the 2028 Unsecured Notes, 2029 Unsecured Notes, 2031 Unsecured Notes and 2033 Unsecured Notes, collectively
SG&A	selling, general and administrative
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2026 Light & Wonder, Inc. All Rights Reserved.
The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 1935, 2026 Hasbro. All Rights Reserved. Licensed by Hasbro.
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
•public perception of our response to ESG issues;
•the effects of health epidemics, contagious disease outbreaks and public perception thereof;
•changes in, progress under, or the elimination of our share repurchase program;
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

•risks relating to delisting our securities from Nasdaq and transitioning to a sole primary listing on the ASX, which could negatively affect the liquidity and trading prices of our common stock or CDIs, impacts our investors’ ability to trade in our securities and our access to the capital markets and could lead to price variations and other impacts on holders of our common stock, CDIs and other securities;
•risks associated with having a sole primary listing on the ASX and remaining an SEC registrant, including significant compliance costs and risks of noncompliance;
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
•laws, government regulations and new or increased trade tariffs, both foreign and domestic, including those relating to gaming, data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data, and environmental laws, and those laws and regulations that affect companies conducting business on the Internet, including online gambling;
•legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming, including Internet wagering, social gaming and sweepstakes;
•changes in tax laws or tax rulings, or the examination of our tax positions;
•opposition to legalized gaming or the expansion of such opposition and potential restrictions on Internet wagering;
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
•expectations of the shift to regulated digital gaming;
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
•dependence on key executives;
•natural events, including natural disasters, extreme weather and other natural events related to climate change, that disrupt our operations, or those of our customers, suppliers or regulators; and
•expectations of growth in total consumer spending on social casino gaming.
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, Australian securities laws and ASX Listing Rules obligations, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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
Due to rounding, certain numbers presented herein may not precisely recalculate. Unless otherwise stated, ‘$’ denotes U.S. dollars.

ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, all references to the words “Light & Wonder,” “Light & Wonder, Inc.,” “we,” “us,” “our” and the “Company” refer to L&W and its consolidated subsidiaries.
General
L&W is a leading cross-platform global games company with a focus on content and digital markets headquartered in Las Vegas, Nevada. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities, and electronic pull-tabs and related services to charitable gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We report our results of operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services.
Our common stock is listed as CDIs on the ASX under the ticker symbol “LNW.” During 2025, we completed the voluntary delisting of our common stock from the Nasdaq Stock Market and transitioned to a sole primary listing on the ASX.
Strategy
We are a leading cross-platform global games company with a focus on content and digital markets. We strive to provide high quality products and services to our customers across all of our business segments. We established a strategic roadmap to drive long-term value that consists of: (i) growing our market share and leveraging our differentiated position; (ii) streamlining our organization; (iii) driving sustainable growth and maintaining a healthy balance sheet; and (iv) a disciplined capital allocation strategy. With our streamlined organization and vision to be the leading cross-platform global games company, we are focused on the following, supporting our strategic roadmap:
•Creating great content and franchises fully cross-platform and enabling a seamless player experience — We are singularly focused on creating great games and evergreen franchises that can be made available to players on any platform they want to access and enabling systems and technology for our players and customers.
•Expanding in high-return markets — We are investing organically and inorganically in our core markets and strategic adjacencies that generate strong long-term cash-based returns.
•Maximizing cash flow from operations — With our cash flow generation, we are able to invest organically and inorganically in our core growth areas, accelerating our strategies by investing and unlocking shareholder value.
•Disciplined capital allocation — We are focused on returning capital to shareholders through our balanced and opportunistic capital allocation management, including, but not limited to, organic investments in R&D and capital expenditures, expanding in high-return markets, acquisitions, and share repurchases, while we maintain financial strength and flexibility.
•High performing talent and culture — We are creating an organization and culture of high performance by building a strong and inclusive global team that cultivates open minds and focuses on driving innovation and enabling an efficient and flexible operation that is structured to support our business strategies.
Gaming Segment
The gaming industry is characterized by the continuous development of new technologies, products and game content. Gaming products and services are used by a diverse group of gaming operators and U.S. and international lotteries which may offer VLTs and other forms of gaming, such as bingo and sports wagering.
Our products are installed in all of the major regulated U.S. gaming jurisdictions and authorized in approximately 177 international gaming jurisdictions. Growth of gaming in land-based venues and charitable gaming through Grover is driven by the opening of new casinos and the authorization of charitable gaming in both new and existing jurisdictions, as well as the expansion of existing casinos and charitable gaming operations. In addition, the land-based gaming business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry, including charitable gaming, are impacted by changes in economic conditions that impact players’ disposable incomes.
On May 16, 2025, we completed the acquisition of Grover, which is a leading provider of electronic pull-tabs currently distributed over six U.S. states: North Dakota, Ohio, Virginia, Kentucky, New Hampshire and Indiana (since December 2025). Grover provides charitable gaming entities with access to proprietary electronic pull-tabs equipment, content and related offerings that allow charities to maximize their funding and for which Grover is compensated based upon a revenue participation model. As of December 31, 2025, Grover had over 11,600 units and over 1,500 locations and is well positioned to capitalize on future expansion and legalization of charitable gaming. The Grover operating segment is aggregated with our Gaming reportable business segment.
Competition
The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We compete primarily with Ainsworth Game Technology Ltd., Aristocrat Leisure Ltd., (“Aristocrat”), Aruze Gaming America, Inc., Bluberi Gaming USA, Inc., Incredible Technologies, Inc., International Game Technology (“IGT”), Inspired Entertainment Inc., Konami Digital Entertainment, Inc. (“Konami”), the Novomatic Group of Companies, Interblock Gaming, and PlayAGS, Inc. (“AGS”). In the charitable gaming sector we compete primarily with Arrow International (“Arrow”).
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
The charitable gaming business is also highly competitive across the country and is characterized by strong customer engagement as well as introduction of new games, gaming units and related technology. Currently Grover only has installed bases of leased electronic pull-tab units across six states.
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
Competition
Our SciPlay business segment faces significant competition in all aspects of its business. SciPlay’s primary social casino game competitors include Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), DoubleU Games Co., Ltd/Double Down Interactive, GSN Games/Bash Gaming (subsidiaries of Scopely, Inc.), Tripledot Studios and Huuuge Games. SciPlay’s competitors in the broader social game market include Activision Blizzard, Electronic Arts, Kabam, Take-Two Interactive, Tencent Holdings and Rovio. SciPlay also competes with platforms that host real money gambling, including those provided by our iGaming business segment. Additionally, the overall social casino industry competes with sweepstakes operators. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of online entertainment, including social media and other video games, on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.
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
Competition
In our iGaming business, we compete for the discretionary spending of consumers with other digital gaming entertainment companies that offer real-money digital casino games. Our primary real-money online casino games competitors include Evolution Gaming, Games Global, IGT, Aristocrat, Pragmatic Play and Playtech. We also compete for the leisure time and attention of our players versus other forms of online gaming and entertainment, on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.
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
We have Gaming R&D personnel primarily located in our Las Vegas, Nevada; Chicago, Illinois; and Bangalore, India facilities. We have SciPlay personnel located primarily in Austin, Texas; Cedar Falls, Iowa; and Tel Aviv, Israel. We have iGaming R&D personnel based primarily in the United Kingdom, Greece and India. We also have game development studios in Las Vegas; Sydney, Australia; Bristol, England; Montreal, Canada; Pune, India and additional R&D staff in Reno, Nevada and in various other smaller locations.
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
We believe that our use of both our own and third-party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain versions of our games are based on popular brands licensed from third parties, such as Hasbro, Inc.; Warner Bros. Consumer Products Inc.; ABG EPE IP LLC; Elvis Presley Enterprises, LLC.; Universal Studios, parent company NBC Universal Film and Entertainment; and Netflix, Inc.
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
Production Processes, Sources and Availability of Components
We currently produce substantially all of our gaming machines through a mix of our manufacturing facilities and contracted third parties. We have finishing lines in Las Vegas; Sydney, Australia; Barcelona, Spain; Midrand, South Africa; Manchester, England; Macau; and Mexico City, Mexico. These finishing lines allow for the completion and testing of our gaming machine assemblies from our facilities. We also refurbish used gaming machines primarily at our Las Vegas and Manchester facilities. We generally source our Grover units from third parties, as well as some units via internal development and repurposing.
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
Seasonality
Our results of operations fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the second half of the year and slowest in the first half of the year, while revenue from our Participation gaming machines is generally highest in the spring and summer, and for Grover revenue is generally highest in the spring. Player activity for SciPlay is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our iGaming business, specifically digital casino operations, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.
Human Capital
Our global reach is made possible through the expertise, skill and dedicated efforts of our employees who serve customers in more than 100 countries on 6 continents. As of December 31, 2025, we employed approximately 6,800 persons worldwide, with approximately 2,800 employed domestically and 4,000 employed internationally.
We aim to serve as responsible corporate stewards for our employees, customers, players, and communities by upholding the following five core values: Dare to be Bold; Celebrate Perspectives; Never Settle; Uphold Integrity; and Win as a Team. These core principles unite our teams globally, guide our actions, drive our growth, and foster an inclusive culture.
We strive to honor and celebrate the unique and differing perspectives of our employees through equity and belonging initiatives. To that end, our people strategy is focused on supporting career growth, development and advancement for all employees; ensuring equal opportunity for all; crafting policies that aim to be fair and equitable; attracting diverse, early career and emerging talent from colleges and universities; recruiting with inclusive hiring practices; creating spaces where everyone belongs and feels empowered to contribute; adhering to policies that prohibit discrimination and promote equal opportunities; and providing employee wellness initiatives and benefits programs to support the overall well-being and health of our workforce.
We have formulated a Celebrate Perspectives (“CP”) strategy as part of our Corporate Social Responsibility (“CSR”) program, Game Changers of Light & Wonder, and established a Celebrate Perspectives Council in 2020 with representation from our Board of Directors and other senior executives as members. The CP Council routinely makes key decisions, reviews initiatives and identifies areas that require further development to advance the mission of our CP strategy, which is to give everyone equal opportunities, regardless of their backgrounds or personal characteristics.
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
We seek feedback from our employees through our annual Global Engagement Survey which aims to measure culture and improve our organization and work environment based on employee insights. We assess crucial areas such as engagement, leadership and management, communication and teamwork, and core values. We are proud that our overall employee participation consistently remains high, with 95% and 93% participation in 2025 and 2024, respectively. We believe this is a testament to our ongoing efforts to create a work environment that promotes open feedback from employees, allowing us to better engage with them and enhance company culture.
Growth and Development
We believe in the value of ongoing education for employees and provide internal training and professional development opportunities. Our learning and development programs aim to empower our employees with the knowledge, skills and tools they need to embrace our inclusive culture, challenge biases and celebrate the unique contributions of each team member, cultivating an environment where everyone feels valued and supported. We also offer a tuition reimbursement program to encourage ongoing professional development.

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
Environmental, Social and Governance (“ESG”)
We believe that ESG priorities are not only a part of our culture, but are a part of shaping our competitive edge, enabling L&W to attract investments, optimize operating costs and drive revenues. Our internal ESG Council serves as the governing body of our ESG efforts across the organization to make key decisions, support enterprise value creation, monitor regulatory requirements, collaborate on ESG risk mitigation and identify ESG opportunities. The ESG Council comprises senior members of the management team, including the Chief Executive Officer - Gaming, Chief Financial Officer, Chief Legal Officer, and Chief Accounting Officer (“CAO”). The ESG Council provides updates on ongoing ESG efforts to the Nominating and Corporate Governance Committee of the Board of Directors with further reporting to the Board of Directors on a quarterly basis.
Our ESG priorities are aimed at supporting responsible business development, protecting local communities and improving economic outcomes of these communities. Our CSR program, known as Game Changers of Light & Wonder, encapsulates our commitment to evolve the gaming landscape along these key pillars:
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
Environmental Sustainability
We aim to include environmental sustainability and social responsibility as a part of L&W’s operations. We aim to align to the requirements of the International Organization for Standardization 14001 guidelines and align to the UN Sustainable Development Goals in order to aid in the preservation of natural resources. We continually look for opportunities that foster sustainable operations in our facilities and reduce negative impact on the environment, to include the preservation of resources, energy efficiency and waste management. We align our reporting to 15 of the 17 UN Sustainable Development Goals and are an official signatory of the UN Global Compact.
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

We have a charitable gaming business (Grover Gaming) which enables charities to raise significant funds that directly support and advance their respective missions. Additionally, the Company has a variety of employee volunteerism and community outreach programs that give back to communities across many focus areas, including responsible gaming, environmental sustainability, food and housing security, and education.
More information about our CSR initiatives can be found on our website. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
ESG Reporting
We published on our website our 2024 CSR Report and 2024 ESG highlights during 2025, and we expect to publish updates to these reports annually.
Government Regulation
General
Each of our business segments is generally subject to extensive and evolving regulation. For the Gaming business segment, regulation customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition. Each of our business segments is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet and over mobile networks, especially in relation to privacy and security. Furthermore, for the SciPlay business segment, there is also significant opposition in some jurisdictions to interactive social gaming, including social casino gaming.
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
We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to manufacture, sell, lease or operate our gaming products and services in approximately 478 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 177 international gaming jurisdictions.
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
Charitable gaming activities in the U.S. are regulated primarily at the state and local levels via statutes, regulations, and licensing requirements. Such laws vary significantly by jurisdiction and may impose restrictions on permissible game types, operational practices, use of proceeds, and eligible sponsoring organizations. Currently there are 11 states in the U.S. in which electronic pull-tabs are legalized, and we are licensed in seven and operating in six of them. In addition, charitable gaming activities are subject to federal taxation and anti-money laundering laws and regulations.
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
On December 8, 2020, the U.K. Government commenced its review of the Gambling Act 2005 and on April 27, 2023, it published a White Paper (policy paper) setting out its comprehensive package of reform proposals, many of which have now been implemented by the U.K. Government or British Gambling Commission. This included, in April 2025 and May 2025, respectively, the introduction of stake limits for online slots at £2 (those aged 18 to 24) / £5 (those aged 25 and over) and, in October 2025, the introduction of a statutory levy. The reforms may have an impact on our revenues from the U.K. Furthermore, the U.K. Government’s Autumn Budget 2025 enacted increases to gambling duties that will increase tax liabilities for our customers and consequently impact our revenue and earnings. Specifically, starting April 1, 2026, the Remote Gambling Duty, which applies to online casino games and slots, will increase from 21% to 40%. These and any future changes will impact our revenues and profitability. We will continue to monitor and assess these and any future reforms and their impact on our iGaming business segment.
To varying degrees, a number of international governments have taken steps to change the regulation of Internet wagering (also known as online gambling) through the implementation of new or revised licensing and taxation regimes, with increasingly stringent requirements, particularly on business-to-consumer businesses in relation to responsible gambling and affordability checks. Also, some jurisdictions impose sanctions on unlicensed providers. Countries outside Europe and the U.S. have also begun evaluating digital gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue.
We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to digital gaming.
Additional Information Regarding Government Regulations
We are subject to specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to this Annual Report on Form 10-K. See Exhibit 99.7 “Gaming Regulations”. In addition, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to regulations to which we are or may be subject.
Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Matthew R. Wilson	44	President and Chief Executive Officer and Director
Oliver Chow	45	Executive Vice President, Chief Financial Officer and Treasurer
Siobhan Lane	44	Executive Vice President and Chief Executive Officer, Gaming
Matthew R. Wilson has served as President and Chief Executive Officer since October 2022. Mr. Wilson joined L&W as Executive Vice President and Group Chief Executive, Gaming, in March 2020. Mr. Wilson has over 20 years of gaming industry experience. Before joining L&W, he was the Managing Director of the Americas at Aristocrat, one of the world’s leading providers of gaming solutions, from February 2017 until August 2019. Mr. Wilson began his tenure at Aristocrat in 2004 and held several significant positions in a variety of Aristocrat’s markets during his time there, including serving as Senior

Vice President, Sales & Marketing for the Americas from September 2014 until October 2015. His other roles at Aristocrat included Regional Sales Manager and Vice President of Marketing for the Americas.
Oliver Chow has served as Executive Vice President, Chief Financial Officer and Treasurer for L&W since December 2023. He served as Senior Vice President and Interim Chief Financial Officer from August 2023 to December 2023. Mr. Chow joined L&W as Senior Vice President of Corporate Finance in October 2022. Prior to joining the Company, he spent five years serving in senior-level finance roles at Aristocrat, most recently serving as Chief Financial Officer — Americas, EMEA and Customer Experience. Previously, he served in various financial roles with Universal Pictures, Deluxe Entertainment Services and JPMorgan Chase & Co. Mr. Chow has more than 17 years of financial leadership experience across the entertainment and gaming industries.
Siobhan Lane has served as Executive Vice President and Chief Executive Officer, Gaming since October 2022. Before this role, Ms. Lane served as Senior Vice President and Chief Commercial Officer of Gaming from February 2020 to October 2022. Prior to joining L&W, she spent 12 years at Aristocrat in roles of increasing responsibility, finishing as Senior Vice President, Marketing and Gaming Operations, during which time she helped lead the organizational transformation and market turnaround of Aristocrat in the North American region.
Access to Public Filings
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our SEC filings and market announcements lodged with the ASX can also be accessed on the Company’s ASX announcement page on the ASX Internet site at www.asx.com.au.
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
•our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer and Chief Financial Officer in keeping with the Sarbanes-Oxley Act of 2002) and includes, among other policies, our whistleblower policy; and
•our market announcements lodged with the ASX.
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
•Changes in international trade policy, including the imposition of new or increased tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.
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
•The Company has delisted from the Nasdaq and transitioned to a sole primary listing on the ASX, which could negatively affect the liquidity and trading prices of our common stock or CDIs, impacts our investors’ ability to trade in our securities and our access to the capital markets and could lead to price variations and other impacts on holders of our common stock, CDIs and other securities.
•We have incurred, and may in the future incur, significant costs as a result of, and may be exposed to liability in connection with, having a sole primary listing on the ASX and remaining an SEC registrant.

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
•Legislative interpretation and enforcement of certain gaming activities could adversely affect our financial performance and reputation.
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
We continue to execute on our strategy to become the leading, cross-platform global games company (more fully described in Part I, Item 1 above). Successful execution on our strategy may present unexpected challenges and uncertainties. We may incur integration and optimization expenses to execute and facilitate our strategies.
Our business strategy is to invest in great content and franchises across land-based and digital platforms, expand in high-growth markets, enable a seamless player experience with innovative platforms, deleverage and maximize cash flow to fuel investment and be driven by high-performing talent and culture. Our strategy is focused upon growth including growing our recurring revenue and digital revenue mix and pursuit of acquisitions supportive of our strategic goals. For additional information on risks related to our acquisition strategy, see the risk factor captioned “Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations.” If we are not successful in accomplishing each component of our new business strategy, we may suffer negative impacts on our results of operations, cash flows and financial condition.
Additionally, the success of our brand and name is integral in allowing our strategy and business focus to be successful. Developing and maintaining awareness of our Company and our brand is important to attracting new and existing customers to our products. The importance of brand recognition increases as competition in our industry intensifies. Successful promotion of our brand depends on the effectiveness of our marketing efforts. Although we invest substantial resources to promote our brand, there is no guarantee that we will be able to achieve or maintain brand name recognition or status under our brand that is comparable to the recognition and status we have historically enjoyed. Even if our brand recognition and loyalty increases, this may not result in increased revenue and profitability. For these reasons, our efforts may not produce the benefits expected, could adversely affect our ability to retain and attract customers, and may have a material adverse effect on our results of operations, cash flows and financial condition.
Our future results of operations may be negatively impacted by slow growth or declines in the replacement cycle of gaming machines and by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions.
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have historically reduced and could again reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition, and have resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. We have previously recorded charges related to inventory due to disruptions impacting future demand and reassessment of our product strategy. Our inventory charges incurred in the normal course of operations were $11 million, $14 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2025, we derived approximately 32% of our revenue from sales to customers outside of the U.S.
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
Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; compliance with applicable anti-money laundering, anti-bribery and anti‑corruption laws, including the Foreign Corrupt Practices Act, U.K. Bribery Act and other anti‑corruption laws that generally prohibit us and our agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business; compliance with applicable sanctions regimes regarding dealings with certain persons or countries; import and export restrictions and other trade barriers, including imposition of new or increased tariffs; and increased trade tensions between countries or political and economic unions. Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls.
Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition. In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Moreover, U.S. and foreign jurisdictions could impose new or increased tariffs, quotas, trade barriers and other similar restrictions on our international sales.
For example, in 2018 the U.S. announced certain trade actions under Section 232 of the Trade Expansion Act of 1962, and Section 301 of the Trade Act of 1974, including tariff increases on several imported products. These U.S. tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, such as the People’s Republic of China (“PRC”). The President has imposed significant tariffs on goods imported from China and other countries. Although tariffs and other trade actions by the U.S. and other countries have not yet had a significant impact on our business and we are implementing measures to limit the impact of tariffs on our cost structure, there is continued uncertainty regarding the level, scope and duration of these trade actions by the U.S. and other countries, and trade negotiations between the U.S. and the PRC remain volatile. Accordingly, we cannot predict whether, or to what extent, new or increased tariffs and other trade restrictions may be imposed on or otherwise become applicable to our product offerings or supply chain, and the impact of these trade actions on our business remains uncertain. Tariffs and other trade actions could result in increases in our cost of doing business and in the sale prices of certain of our products and could negatively impact demand for our products, which could materially adversely affect our results of operations, cash flows and financial conditions.
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
In our iGaming business based on a Participation model, our revenue is largely driven by disposable incomes and level of player activity. Unfavorable economic conditions have previously reduced and may in the future reduce the disposable incomes of end users consuming the services, which could negatively impact revenues for the iGaming business. Suppliers to our iGaming business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues. Various gambling regulators have implemented additional responsible and safer gambling measures relating to online casinos, including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact our revenues, particularly if additional gambling regulators follow suit or additional measures are introduced.
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
There are ongoing concerns regarding the debt burden of certain countries, particularly in Europe and South America, and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. We currently operate in, and our growth strategy may involve pursuing expansion or business opportunities in certain of these jurisdictions, such as Argentina, Brazil, Greece, Italy, and Puerto Rico, among others. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in these countries or more broadly. In more severe cases, this could result in a limitation on the availability or flow of capital, thereby restricting our liquidity and negatively impacting our results of operations, cash flows and financial condition.
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
Although tariffs and other trade actions by the U.S. and other countries have not yet had a significant impact on our business, we cannot predict the future effect of U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. As we currently source a portion of our Gaming Business raw materials and components from China and across Asia, any additional duties imposed on imports may materially impact our supply chain by making it more difficult or costly to procure these items. Potential adverse impacts on our operating results include increased costs for our products and disruptions in our manufacturing and supply. The overall impact of trade policy and laws on our business depends on multiple factors, including their duration, their scope and potential expansion, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. While we believe we can continue to adapt our business strategy to mitigate these effects, there is no assurance that these efforts will fully offset any increased costs.

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
Additionally, we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the ASX, the Australian Securities and Investment Commission (“ASIC”) and the FASB. These rules and regulations continue to evolve in scope and complexity, making compliance difficult and uncertain. Additionally, we or our suppliers may become subject to new laws enacted with regards to climate change, greenhouse gas emissions and other environmental issues. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws.
The effects of health epidemics, contagious disease outbreaks and public perception thereof, have impacted and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.
The outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, had contributed to consumer unease and led to decreased discretionary spending and consumer travel, which, in turn, had a negative effect on us, especially in our Gaming business. Other future health epidemics or contagious disease outbreaks could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19 or any similar contagious disease, any resulting unfavorable social, political and economic conditions and decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways in different communities. In our Gaming business, especially our Participation gaming, SciPlay business segment and iGaming business segment, our revenue is largely driven by players’ disposable incomes and level of gaming activity. The outbreak of COVID-19 led to economic and financial uncertainty for many consumers and reduced, and may continue to reduce or maintain at low amounts, the disposable incomes of players across all of our business units. This resulted in fewer patrons visiting casinos, whether land-based or online, and lower amounts spent per casino visit.
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
Gaming
Our Gaming business faces significant competition, not only from traditional gaming suppliers, but also from a number of other domestic and foreign providers, some of which have substantially greater financial resources and/or experience than we do. In some cases, we compete against gaming operators, including illegal or unregulated operators. Additionally, we face competition from smaller gaming companies that have established certain competitive products in recent years and are able to focus their resources on developing a smaller number of high-performing products. In addition to competition from traditional gaming suppliers, the Gaming business also faces competition from other suppliers of electronic pull-tab equipment in charitable gaming.
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
Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casino games such as Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), DoubleU Games Co., Ltd/Double Down Interactive, GSN Games/Bash Gaming (subsidiaries of Scopely, Inc.), AppLovin Corporation and Huuuge Games, some of which have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casino games and have in the past leveraged their land-based gaming relationship with us to license social casino game content from us. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results. Additionally, the overall online casino industry (including our SciPlay and iGaming segments) increasingly competes with sweepstakes operators, which could adversely affect our results.
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
We may not be able to successfully integrate any businesses that we acquire or do so within the intended timeframes. We could face significant challenges in managing and integrating our acquisitions and our combined operations, including acquired assets, operations and personnel. Our acquisition of the remaining approximately 17% equity interest in SciPlay not already owned by us pursuant to the SciPlay Merger required us to take certain actions to appropriately integrate into our operations in compliance with the terms of the merger agreement. In addition, the expected cost synergies or any other anticipated benefits associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
Acquisition transactions may disrupt our ongoing business. The integration of acquisitions requires significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives.
The acquisition of Grover Charitable Gaming subjects us to a number of risks and uncertainties, including whether it will yield additional value for our stockholders and whether it will adversely impact our business, financial results, results of operations, cash flows or stock price.
On May 16, 2025, we completed the acquisition of Grover for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments based on achievement of certain revenue metrics over a four-year period.
The Grover acquisition exposes us to a number of risks and uncertainties, including that the Company may be unable to achieve the expected financial, operational and strategic benefits of the Grover acquisition and may not be able to successfully integrate Grover into the Company’s operations; that the acquisition may involve unexpected costs, liabilities or delays, including as a result of increased exposure to potential litigation; that the Company will have difficulties in attracting, retaining or motivating key management personnel of Grover; and that disruptions from the Grover acquisition will harm relationships with customers, employees and suppliers. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price. The Grover acquisition and its anticipated benefits are dependent upon a number of factors that are beyond our control, including among other factors, market conditions, industry trends, regulatory developments, litigation and the interest of third parties in this business.
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
Similarly, the manufacture and maintenance of our gaming machines and gaming systems are dependent upon a regular and continuous supply of raw materials and components, many of which are manufactured or produced outside of the U.S. Certain of the components we use are customized for our products. The assembly of certain of our products and other hardware is performed by third parties. Any interruption or cessation in the supply of these items or services or any material quality assurance lapse with respect thereto could materially adversely affect our ability to fulfill customer orders, results of operations, cash flows and financial condition. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. The impact of the foregoing may be magnified as we continue to seek to streamline our gaming supply chain by reducing the number of our suppliers. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases. Additionally, in prior periods, we experienced pressures on the supply chain related to parts sourcing, and these pressures have in the past resulted, and may in the future result, in inventory obsolescence charges. Because of the use of certain shared parts in some of our gaming machines in both old and new cabinets, supply chain pressures on availability of these parts may require us to re-allocate shared parts, rendering further units obsolete if such conditions sustain for an extended period of time.
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
Our results of operations fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the second half of the year and slowest in the first half of the year, while revenue from our Participation gaming machines is generally highest in the spring and summer, and for Grover revenue is generally highest in the spring. Player activity for SciPlay is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our iGaming business, specifically digital casino operators, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter. Certain other seasonal trends and factors that may cause our results to fluctuate include: the geographies where we operate; holiday and vacation seasons; climate and weather; economic and political conditions; timing of the release of new products; significant equipment sales or the introduction of gaming activities in new jurisdictions or to new customers; and other factors.
In light of the foregoing, results for any quarter are not necessarily indicative of the results that may be achieved in another quarter or for the full fiscal year. We cannot assure that the seasonal trends and other factors that have impacted our historical results will repeat in future periods as we cannot influence or forecast many of these factors.
Risks Relating to our Capital Structure
Changes in, progress under, or the elimination of our share repurchase program could have an adverse effect on the price of our common stock or CDIs.
As part of our capital allocation strategy, our Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase, from time to time, through June 12, 2027, up to an aggregate amount of $1.5 billion of our outstanding stock (including CDIs). Decisions regarding share repurchases are within the discretion of the Board of Directors and can be influenced by a number of factors, including the price of our common stock or CDIs, general business and economic conditions and our financial condition and operating results and may be suspended or discontinued at any time. Even if fully implemented, our share repurchase program may not enhance long-term stockholder value. Changes in, progress under (including failure to meet any previously disclosed target amount), or the elimination of our share repurchase program could have an adverse effect on the price of our common stock or CDIs. For more information on our share repurchase program, refer to Note 16.
Our level of indebtedness could adversely affect our results of operations, cash flows and financial condition.
We have a history of significant indebtedness. As of December 31, 2025, we had total indebtedness of $5.2 billion, net of unamortized discounts and deferred financing costs, consisting primarily of borrowings under the LNWI Credit Agreement, LNWI Credit Agreement A and the Senior Notes. As of December 31, 2025, our total available liquidity was $927 million, which included $760 million of undrawn availability under the LNWI Revolver. On February 10, 2025, we amended the LNWI Credit Agreement which provides for new revolving commitments of $1.0 billion, replacing the existing revolving commitments of $750 million, and extends the maturity of the revolving commitments. On January 22, 2026, we further amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. See Note 14 for further details. On May 15, 2025, LNWI entered into the LNWI Credit Agreement A, pursuant to which LNWI borrowed an aggregate principal amount of $800 million in term loans under the LNWI Term Loan A facility. Loans under the LNWI Term Loan A will mature on May 15, 2028.
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
Agreements governing our indebtedness, including the LNWI Credit Agreement, LNWI Credit Agreement A and the indentures governing our Senior Notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:
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
Both the LNWI Credit Agreement and the LNWI Credit Agreement A contain a covenant that is tested at the end of each fiscal quarter and requires us to not exceed a maximum Consolidated Net First Lien Leverage Ratio (as defined in the LNWI Credit Agreement) of 4.50x Consolidated EBITDA (as defined in the LNWI Credit Agreement); provided that such Consolidated Net First Lien Leverage Ratio is only tested under the LNWI Credit Agreement if the aggregate revolving extensions of credit (excluding certain letters of credit) exceeds 30% of the aggregate revolving commitments therein.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Accordingly, we cannot assure that we will continue to maintain liquidity sufficient to satisfy our current obligations or comply with the Consolidated Net First Lien Leverage Ratio covenant set forth in the LNWI Credit Agreement and LNWI Credit Agreement A.
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
Under the LNWI Credit Agreement, LNWI Credit Agreement A and the indentures governing our Senior Notes, we currently have restrictions on our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness, subject to certain exceptions.
The Company has delisted from the Nasdaq and transitioned to a sole primary listing on the ASX, which could negatively affect the liquidity and trading prices of our common stock or CDIs, impacts our investors’ ability to trade in our securities and our access to the capital markets and could lead to price variations and other impacts on holders of our common stock, CDIs and other securities.
On November 13, 2025, the Company completed its previously announced voluntary delisting from the Nasdaq and began trading as a sole primary listing on the ASX on November 14, 2025. Delisting from the Nasdaq could decrease the liquidity and trading prices of our common stock or CDIs and impacts our investors’ ability to trade in our securities and our access to the capital markets (including by limiting our ability to issue additional securities or obtain additional financing). Such delisting could also result in a decrease in, or differing or inconsistent disclosure about, the Company (including analyst coverage).
Following our delisting from the Nasdaq, our common stock is still traded on an over-the-counter (“OTC”) market in the United States. Being publicly traded in both the United States and Australia may result in price variations between our securities being traded in the two different jurisdictions due to a number of factors, including that our common stock traded on an OTC market in the United States is traded in U.S. dollars and CDIs listed on the ASX are traded in Australian Dollars, volatility in the exchange rate of the two currencies and differences between the vacation schedules, trading schedules and time zones of the two jurisdictions, among other factors. A decrease in the price of our securities in one market may result in a decrease in the price of our securities in the other market.
We have incurred, and may in the future incur, significant costs as a result of, and may be exposed to liability in connection with, having a sole primary listing on the ASX and remaining an SEC registrant.
Our transition to a sole primary listing on the ASX has subjected us to extensive new regulation enforced by the ASX as well as ASIC, which requires our management and other key personnel to devote significant time and effort on compliance initiatives. In addition, although we have delisted from the Nasdaq, we remain a reporting company under SEC rules and therefore subject to the SEC’s disclosure requirements as well. Reporting requirements and stakeholder expectations may overlap, differ, or conflict between the two jurisdictions, which further increases the difficulty, cost and risks associated with compliance. Our compliance efforts increase our legal and financial costs and could require our personnel to devote greater time to ensure compliance with the relevant rules and regulations in both jurisdictions. In addition, our failure to successfully satisfy our obligations in one or both jurisdictions could subject us to fines, sanctions, or other regulatory action in either or both jurisdictions, civil litigation and suspension or delisting from the ASX.
In addition, the listing and regulatory requirements of the ASX may limit our ability to take certain corporate actions we were previously able to take. These requirements can impose procedural, approval, or governance constraints that may reduce our overall flexibility that we previously had.
Moreover, we have policies and procedures that we believe are designed to successfully satisfy our obligations under the ASX Listing Rules and Australian securities law. Failure or inability to follow these procedures and policies, or if they are not sufficient to prevent non-compliance, could subject us to liability, fines, sanctions, regulatory action or lawsuits. We intend to invest resources to comply with evolving laws, regulations and standards, which could result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory actions against us could harm our business.
Risks Relating to our Technology
Our success depends on the security and integrity of the systems and products we offer, and security breaches, including cybersecurity breaches, or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer.
We believe that our success depends, in large part, on providing secure products, services and systems to our customers, and on our ability to identify, protect against, detect, respond to and recover from security threats and breaches, including software and hardware anomalies and fraudulent manipulation of our products, services and systems. Our businesses sometimes involve the storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business, the business of our customers and personal information of our personnel. All of our products, services and systems are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these security features will effectively stop all fraudulent activities. Despite our security measures, our products, services and systems are vulnerable to attacks by hackers, customers, retailers, vendors or employees and could be breached due to malfeasance or other disruptions. Any security breach or incident that we experience, or that our third-party vendors and service providers or our customers experience, could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and other potential liability.

Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced, but may not be sufficient to prevent future attacks, breaches or disruptions. Similarly, we regularly assess the adequacy of our security systems, including the security of our hardware and software, including our games, to protect against any material loss to any of our customers and our players, as well as the integrity of our products and services to end users and the integrity of our games to players. We develop and maintain an information security program to identify and mitigate cyber risks, but the development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change and efforts and techniques to overcome security measures become more sophisticated. Accordingly, expanded use of the Internet and other interactive technologies may result in increased security risks for us and our customers. We cannot assure that our business, a business we acquire or the businesses of our third party vendors and service providers will not be or have not been affected by fraudulent activities or a security breach or lapse, which could have a material adverse impact on our results of operations, cash flows and financial condition.
Online transactions may be subject to sophisticated schemes to defraud, launder money or other illegal activities. There is a risk that our products or systems may be used for those purposes, including by our customers’ players. There is also a risk that we will be subject to fraudulent activities, including by our employees. In addition, our gaming machines have experienced anomalies and fraudulent manipulation in the past, and may experience anomalies and fraudulent manipulation in the future. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or our other products and services (including our SciPlay and iGaming products and services) has given, and may again give, rise to claims from players or customers; has led, and may again lead, to claims for lost revenue and profits and related litigation by our customers; and has subjected, and may again subject, us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to address these issues, which may delay other projects and the achievement of our strategic objectives.
An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. If our information or cybersecurity systems or data are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished. If personal information of our players, customers or employees is misappropriated, our reputation with our players, customers and employees may be damaged resulting in loss of business or morale. The gaming industry, specifically, has been, and is expected to remain, a common target of cyber-attacks. We, and the gaming industry as a whole, expect to face continued attempts to gain unauthorized access to or through our information systems and data, including cyber-attacks by computer programmers and hackers who may develop and deploy malicious software programs to gain access to the information of our players, customers and employees. These attacks could target our information systems as well as those of our business partners, employees, service providers, or other third parties. To date, attacks in the gaming industry have not had a material impact on our operations or financial results. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security, or the security of a business we acquire, occurs, public perception of the effectiveness of our security measures and brand, or the security measures and brand of a business we acquire, could be harmed, and we could lose customers or players. Security breaches and other incidents may also result from non-technical means, for example, actions by employees or contractors. Any compromise of our security, the security of our third-party vendors and service providers, the security of our customers or the security of a business we acquire, could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that may not be covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our results of operations, cash flows and financial condition.
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
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These third parties are typically under no obligation to renew agreements and there is no guarantee that we will be able to renew these agreements on commercially reasonable terms, or at all. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal control over our financial reporting. In addition, we collect and store certain data, including proprietary business information and confidential and personal information, and may have access to confidential or personal information in certain of our businesses, that is subject to privacy and security laws, regulations and customer-imposed controls. We could encounter difficulties in developing or implementing new systems, maintaining and upgrading current systems and preventing security breaches and other system outages, disruptions and shutdowns. Among other things, our systems, including those managed by third parties, are potentially susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, technology failures, break‑ins, cyber‑attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement information security measures and data protection safeguards, our servers and other computer systems are potentially vulnerable to any number of threats, including viruses, ransomware, malicious software, hacking, break‑ins or theft, data privacy or security breaches, third‑party security breaches, employee error or malfeasance and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases, including those managed or controlled by third parties, could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
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
Portions of our information technology infrastructure, including those operated by third parties, have experienced and may again experience interruptions, delays or cessations of service or produce errors in connection with systems updating, integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource-intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver products or services to customers and interrupt other processes. For example, in 2024, the cybersecurity company CrowdStrike caused a widespread outage, resulting in disruptions and exposure to cybersecurity threats and/or disruptions for us and many others that use their services. If our information systems do not allow us to transmit accurate information, even for a short period of time, including to key decision makers, our ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
The Company currently makes use of AI technology, and our third parties use AI. We expect that both our and our third parties’ use of AI will increase over time. Failures within the single or compound AIs used, including failures to implement safeguards and controls applicable to the use of and access to AI, could potentially impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. See “Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation” for more information regarding the risks presented by AI.
Several of our products and services rely on data transferred over the Internet. Access to the Internet in a timely fashion is necessary to provide a satisfactory user experience to the consumers of our products. Third parties, such as telecommunications companies, could prevent access to the Internet or limit the speed of our data transmissions, with or without reason, causing an adverse impact on our user experience that may materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact customers’ and players’ ability to access our products, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. Furthermore, Internet penetration may be adversely affected by difficult global economic conditions or the cancellation of government programs to expand broadband access.
If we, our third-party vendors or service providers, our customers or a company we acquire sustains cyber-attacks or other privacy or security incidents, including those that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences.
Our information technology systems and infrastructure are subject to cyber-attacks from many vectors, including but not limited to viruses, ransomware, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches, as well as other potential privacy and security incidents. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. The gaming industry, specifically, has been, and could remain, a heightened target of cyber-attacks. Threats to our information technology systems and infrastructure include:
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
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-attack or other privacy or security incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners, customers, players or other third parties could expose us to significant potential liability and reputational harm. We have made, and will continue to make, significant investments in the protection of our systems, networks and intellectual property. We conduct a program of continuous self-evaluation and improvement as we seek to mitigate cyber risk, including risks related to cyber-attacks and other privacy and security incidents. However, as threats related to cyber-attacks and other privacy and security incidents develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against damages resulting from cyber-attacks and other privacy and security incidents, it may not be sufficient to cover all possible claims, and we may suffer losses that could have a material adverse effect on our business. With respect to companies we acquire, our insurance coverage for protecting against damages resulting from cyber-attacks and other incidents may not cover damages related to cyber-attacks and other incidents which occurred before our acquisition of such companies. Any successful cyber-attack or breach of our cybersecurity measures, or those of our service providers or other third parties, or any other privacy or security incident, could cause us to violate various privacy, data protection, data security, network and information systems security and other laws, resulting in legal and financial exposure. In addition, such an attack or incident could cause adverse publicity and a loss of confidence in our security measures. If our information or cybersecurity systems or data are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished. As a global enterprise, we could also be negatively impacted by existing and proposed U.S. and non-U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection.
In addition, our customers may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (“NIST”), which consists of controls designed to identify and manage cyber risks, and we could be negatively impacted to the extent we are unable to meet such standards.
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
There is no guarantee that the technical blocks we implement and which our customers implement will be effective. These systems and controls are intended to ensure that our customers do not accept bets from end-users located in those jurisdictions where we or our customers have made a decision not to offer all or certain of our products and services. Any failure of such systems and controls may result in violations of applicable laws or regulations. Any claims in respect of any such violations could have cost, resource, and, in particular if successful, reputational implications, and implications on our ability to retain, renew or expand our portfolio of licenses, and so have a material adverse effect on our operations, financial performance and prospects.
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

Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
We, and third parties on whom we rely, use AI-enabled or -integrated systems and tools, including generative AI, in our products and for customers, experts, and our workforce. AI continues to be an emerging technology and ineffective or inadequate AI development, safeguards, controls or application practices by us or third parties could result in unintended consequences. For example, models, including large language models (“LLMs”), underlying AI solutions that we use may be flawed or may be based on biased or insufficient datasets, or datasets of poor quality. In addition, any latency, disruption, or failure in our AI systems or data infrastructure could result in delays or errors in our offerings or operational activities. Developing, testing, and deploying resource-intensive AI solutions may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other impacts to human rights, privacy, employment, or other social issues or outcomes that undermine public confidence in the use and deployment of AI, which could thereby harm our business reputation and erode customer trust. In addition, third parties may deploy AI solutions in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and could have a material adverse effect on our business, results of operations, brand, or reputation.
The legal and regulatory landscape surrounding AI is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, privacy, and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our use or development of AI tools. Compliance with new or changing laws, regulations, or industry standards related to AI may impose significant operational costs and may limit or foreclose our ability to apply AI technologies in certain use cases. Failure to appropriately respond to this evolving landscape could have a material adverse effect on our results of operations, cash flows, financial condition or brand and cause reputational harm.
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
Often, our games, Gaming product hardware and software and our iGaming RMG must be approved in the jurisdictions in which they are operated, and we cannot assure that such products or services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to the shipment or implementation of any gaming machines, products or services and, although we have received approvals from the jurisdictions in which we currently operate this technology, we cannot assure that we will receive the approvals necessary to offer it in additional gaming jurisdictions. Many of our customers are required to be licensed, and delays in approvals of our customers’ operations or expansions may adversely affect our results of operations, cash flows and financial condition. In addition, current regulations in a number of jurisdictions where our customers operate, such as Macau SAR and Singapore, limit the amount of space allocated to our products or limit the amount of new product available to operators to an amount that has been pre-approved by regulators. Substantial changes in any such regulations could adversely affect demand for our products.

On April 27, 2023, the U.K. Government published a white paper (a policy paper) setting out its comprehensive package of reform proposals, with many of those proposals subject to further consultation by the U.K. Government or British Gambling Commission. Following the 2024 General Election, a number of these consultations have now published responses meaning the reform process is taking shape. Secondary legislation introducing stake limits for online slots at £2 (those aged 18 to 24) / £5 (those aged 25 and over) was implemented in April and May 2025, respectively. In addition, the statutory levy was implemented in April 2025 and became operational during the second half of 2025. Furthermore, the U.K. Government’s Autumn Budget 2025, among other things, increased gambling duties that will increase tax liabilities for our customers. Specifically, starting April 1, 2026, the Remote Gaming Duty, which applies to online casino games and slots, will increase from 21% to 40%. These and any future changes will impact our revenues and our profitability. We will continue to monitor and assess these and any future reforms and their impact on our iGaming business segment.
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. For additional details regarding the background investigations, the risk of failure of any such individuals or entities to submit to such background investigations, the significant approval and licensing discretion of regulatory authorities, and the authority granted to these regulatory authorities, see “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K and Exhibit 99.7 “Gaming Regulations.” Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.
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
Our customers are required to comply with all applicable laws. In addition, we maintain and update a list of jurisdictions where we believe there is legal or regulatory risk associated with remote gaming and require that our customers contractually agree not to offer our games or accept wagers from end users in such jurisdictions. Despite our efforts, we cannot assure that our customers will remain in compliance with laws or with the terms of their contracts with us or that a breach of any of the foregoing will be identified or cured in a timely manner.
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
Laws and regulations relating to our SciPlay and iGaming businesses are evolving. For additional discussion regarding risks associated with the evolving regulatory landscape for digital gaming, see the risk factors captioned “We may not be able to capitalize on the expansion of Internet or other forms of digital gaming or other trends and changes in the industries in which we operate, including due to laws and regulations governing these industries”; “Legislative interpretation and enforcement of certain gaming activities could adversely affect financial performance and reputation”; “Failure of our technological blocking systems could result in violations of laws or regulations and have a material adverse effect on our operations, financial performance and prospects”; “Expectations of a shift to regulated digital gaming may not come to fruition”; “We may incur additional impairment charges”; and “We rely on the ability to use the intellectual property rights of third parties”; and “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K. See Exhibit 99.7 “Gaming Regulations” for additional information regarding certain of the regulations that govern our Gaming, SciPlay and iGaming businesses.
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
The provisions of our amended and restated bylaws requiring exclusive forum in the Eighth Judicial District Court of Clark County, Nevada for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, will be the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative, (a) brought in our name or right or on our behalf, (b) asserting a claim for breach of any fiduciary duty owed by any of our current or former directors, officers, stockholders, employees or agents or fiduciaries to us or our stockholders, (c) for any internal action (as defined in Nevada Revised Statutes (“NRS”) 78.046), including any action asserting a claim against us arising pursuant to any provision of NRS Chapters 78 or 92A, any provision of our articles of incorporation or our amended and restated bylaws, any agreement entered into pursuant to NRS 78.365 or as to which the NRS confers jurisdiction on the district court of the State of Nevada, (d) to interpret, apply, enforce or determine the validity of our articles of incorporation or our amended and restated bylaws or (e) asserting a claim governed by the internal affairs doctrine; provided that such exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws further provide that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum therefor and in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal court located within the State of Nevada will be the sole and exclusive forum therefor. In addition, our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any claim asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including, for the avoidance of doubt, any auditor, underwriter, expert, control person, or other defendant, which person shall have the right to enforce this clause.
Although we believe these provisions benefit us by providing increased consistency in the application of Nevada law in the types of lawsuits to which they apply, these provisions may have the effect of increasing the costs to bring a claim and limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers, which may discourage lawsuits against us or our directors and officers. The enforceability of similar choice of forum provisions in other companies’ articles of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in such action, for example if the laws of other jurisdictions do not recognize the choice of forum provisions. If a court were to find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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
Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, our R&D expenses are required to be capitalized and amortized for U.S. tax purposes, which has delayed the ability to deduct these expenses and potentially increased the amount of cash taxes we will pay for the taxable year ended December 31, 2025. We expect to recover these expenses in subsequent years such that the increased cash outlay is generally expected to be temporary. In the future, the U.S. Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the provision, possibly with a retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current tax law. The impact of this tax legislation on our cash from operations depends on the amount of R&D expenditures incurred by the Company and whether the Internal Revenue Service (“IRS”) issues guidance on the legislation which differs from our current interpretation, among other things.
On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion and a 1% excise tax on corporate stock buybacks. The Company was not materially impacted by this tax in 2025, nor does the Company expect to be significantly negatively impacted in future years by this tax.
Over the last several years, the Organization for Economic Cooperation (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to develop an Inclusive Framework on Base Erosion and Profit Shifting, which includes a minimum tax rate of 15% in each taxing jurisdiction for multinational entities with an annual global turnover exceeding €750 million in at least two out of the last four years, also known as Pillar II tax. The OECD has issued administrative guidance and provided transition and safe harbor rules around the implementation of the Pillar II global minimum tax. A number of countries have enacted legislation to implement the OECD’s 15% global minimum tax with an effective date of January 1, 2024. Pillar II did not have a material impact on our income tax expense for 2025. As additional jurisdictions enact legislation or new OECD guidance is issued, our current assessment could change.
During the second quarter of 2024, the Company was notified by the IRS that the Company’s U.S. federal income tax returns for tax years 2021 and 2022 are subject to examination. If there are any material findings as a result of the examination, they could have a materially negative impact on our financial condition and results of operations.
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
In the past, we have implemented various business improvement, strategic, optimization and restructuring initiatives in an effort to streamline our organization, leverage our resources more efficiently, and reduce our operating costs. These initiatives encompassed a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. Most recently, we have incurred additional restructuring costs related to our recent strategic review, certain legal matter reserves, contingent consideration fair value adjustments, discontinued operations, our delisting from the Nasdaq and transition to a sole primary ASX listing and the SciPlay Merger. We have engaged, and may continue to engage, in similar or additional future restructuring initiatives. Because we are not able to predict with certainty when we will reorganize portions of our business, we cannot predict the extent, timing and magnitude of additional restructuring charges. We may also not realize the anticipated reduction in operating costs.
We may incur additional impairment charges.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. COVID-19 disruptions in the first quarter of 2020 led to widespread closures of LBO shops across the U.K., global economic uncertainty and deterioration in business conditions, which resulted in our most recent goodwill impairment charge, $54 million for our U.K. Gaming reporting unit during the first quarter of 2020. Based on the results of our annual goodwill impairment test as of October 1, 2025, we concluded that it is more likely than not that the fair value of each of our reporting units substantially exceeded their respective carrying values (greater than 20%) and no impairment charges were warranted. However, this could change in the future depending on prevailing conditions or adverse changes to our projections that could negatively impact the recoverability of the remaining carrying value of our goodwill and other assets for our reporting units, which might result in additional material impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Critical Accounting Estimates – Goodwill – Impairment Assessment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, there are inherent limitations of internal controls over financial reporting, and as such they may not prevent or detect all misstatements or fraud. We are currently undertaking an ERP system implementation. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2025, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.
Our results of operations, cash flows and financial condition could be affected by severe weather and other geological events in the locations where we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis, that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities, such as Amazon Web Services, Apple, Google, Facebook, Amazon and Microsoft, may impair or delay the operation, development, provisions or delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, we cannot assure that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Moreover, the frequency and severity of severe weather events and natural disasters have been increasing due to climate change. Any serious disruption to our operations, or those of our customers, suppliers, data service providers or regulators could have a material adverse effect on our results of operations, cash flows and financial condition.
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
We cannot assure that we will not encounter conflicts or strikes with any labor unions that represent our employees or union organizing activities at our non-unionized facilities. Any of the foregoing could adversely impact our results of operations, cash flows and financial condition or our customers’ operations, cause us to lose customers, or increase our labor costs.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have developed, implemented and maintained robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. These measures are included within our overall risk management process. As part of this process, all detected cybersecurity threats and incidents are logged and escalated to the Chief Information Security Officer (“CISO”) and Chief Compliance Officer, who report to our Chief Legal Officer. Annually or more frequently if needed, the CISO meets with the other stakeholders to assemble the company’s Risk Register. Cyber risks are an integral part of this process, and the CISO and their team regularly assess the current cyber risk landscape, assess L&W’s susceptibility to those cyber risks and use that analysis in assembling the Risk Register.
We follow a formal cybersecurity incident response policy, which provides for use of third-party service providers where appropriate. Our cybersecurity incident response policy incorporates recommendations from the International Organization for Standardization (“ISO”) and the NIST, and it includes proactive steps to prepare for attempts to compromise our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to protect against, detect and respond to cybersecurity incidents, we undertake the below activities, among others:
•monitor emerging data protection laws and implement changes to our processes designed to comply;
•undertake an annual risk assessment and review of our consumer facing policies, business changes and statements related to cybersecurity, or more frequently as needed;

•proactively inform our customers of substantive changes related to customer data handling;
•conduct annual customer data handling and use requirements training for our employees and contingent workers;
•conduct annual cybersecurity management and incident training for employees and contingent workers involved in our systems and processes that handle sensitive data;
•conduct regular phishing email simulations for employees and contingent workers with access to corporate email systems to enhance awareness and responsiveness to such threats;
•through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data in accordance with local laws and regulations;
•run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies; and
•use an internal incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident.
We use third-party vendors or service providers to perform certain services, including regular assessments of our cybersecurity program such as cyber maturity assessments and penetration tests; evaluation and approval of our critical business partners and vendors; and participating in incident response processes. As part of our cybersecurity incident response policy, we identify, evaluate and mitigate risks posed from engaging with third-party vendors and service providers. As of December 31, 2025, we are not aware of any cybersecurity incident in the past year that materially affected or was reasonably likely to materially affect our operations, business, results of operations, cash flows or financial condition.
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
Our CISO is primarily responsible for assessing, monitoring and managing cybersecurity risks, including those presented by third-party vendors or service providers, as well as overseeing employee training programs. Our CISO has served in this role since July 2019, has a Master’s Degree in Information Security from the University of London, has been working in technology risk management since the early 1990s, holds Certified Information Systems Security Professional status and is a member in good standing of the Institute of Electrical and Electronics Engineers (“IEEE”) and the International Information System Security Certification Consortium (“ISC2”). The CISO reports at least annually to the Board of Directors on material cyber risks, including those identified in our business and rising threats, and the current state of L&W’s information security.
The CISO and his team evaluate quantitative and qualitative factors to determine if a cybersecurity threat or incident needs to be escalated to other members of management and ultimately to the Board of Directors. The factors evaluated include but are not limited to: actual or potential monetary damages, number of impacted employees or customers, nature of the records compromised, potential impact on customer relationships, public knowledge and likely effect on L&W’s reputation. Depending on the severity of the impact on these factors, management, including the CISO, Chief Compliance Officer and CAO, meets as part of a management committee to determine if an incident is material. In the event the management committee determines that a cybersecurity incident or threat is material, the incident or threat is elevated and reviewed with our Board of Directors. The management committee reports all incidents requiring a materiality assessment to the Chief Legal Officer, regardless of whether such committee ultimately determines a cybersecurity incident to be material.
For additional information regarding how cybersecurity threats could materially affect or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see the risk factors captioned “Our success depends on the security and integrity of the systems and products we offer, and security breaches, including cybersecurity breaches, or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer,” “We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our products and services could diminish our brand and reputation, subject us to liability and have disrupted and could disrupt our business and adversely impact our results,” and “If we, our third-party vendors or service providers, our customers or a company we acquire sustains cyber-attacks or other privacy or security incidents, including those that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

ITEM 2.    PROPERTIES
We occupy approximately 843,000 square feet of space in the U.S. and approximately 805,000 square feet of space internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, SciPlay and iGaming segments.

Location	Sq. Ft.	Supports	Tenancy
Las Vegas, Nevada	401,780	Corporate Headquarters, Gaming and iGaming	Lease/Own(1)
India (Bangalore and Chennai)	208,661	Corporate, Gaming, SciPlay and iGaming	Lease
(1) Lease 249,780 sq. ft. and own 152,000 sq. ft.
Our owned Las Vegas facilities listed above are encumbered by mortgages securing indebtedness under the LNWI Credit Agreement, LNWI Credit Agreement A and Secured Notes. In addition to those listed above, we own and lease a number of additional less significant properties in the U.S. and internationally that also support our operations.
ITEM 3.    LEGAL PROCEEDINGS
For discussion of our legal proceedings, see Note 19, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for our Common Stock
Our outstanding common stock is listed for trading as CDIs for trading on the ASX under the ticker symbol “LNW.” During 2025, we completed the voluntary delisting of our common stock from the Nasdaq Stock Market and transitioned to a sole primary listing on the ASX. Unless otherwise indicated, all amounts presented are reported in U.S. dollars, and amounts disclosed for ASX-related purposes are translated from Australian dollars to U.S. dollars using the applicable spot exchange rate.
On February 18, 2026, the closing sale price for our common stock listed as CDIs on the ASX was AU$140.24 per share. There were 481 holders of record of our common stock as of February 18, 2026. This does not include the number of stockholders who hold shares of our common stock or CDIs through banks, brokers or other financial institutions.
On February 19, 2026, the Board of Directors approved the retirement of all existing treasury shares and the restoration of such shares to the status of authorized but unissued shares, and for all future shares (including CDIs) repurchased under our share repurchase programs to also be retired and restored to the status of authorized but unissued shares.
Our outstanding common stock is also quoted on the OTC Pink market operated by the OTC Markets Group under the symbol “LNWO.”
Dividend Policy
We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock.
Issuer Purchases of Equity Securities
We repurchased 5.8 million shares (including in the form of CDIs) under the share repurchase program during the three months ended December 31, 2025.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share(2)	Total Cost of Repurchase(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
10/1/2025 - 10/31/2025	1.3	$77.64	$100	$736
11/1/2025 - 11/30/2025	3.5	$86.43	304	$432
12/1/2025 - 12/31/2025	1.0	$99.42	96	$336
Total	5.8	$86.62	$500	$336
(1) On June 11, 2024, our Board of Directors (“Board”) approved a new share repurchase program under which the Company was authorized to repurchase from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion in shares of our common stock (including CDIs). On July 31, 2025, the Board approved an increase of such share repurchase program from $1.0 billion to $1.5 billion.
(2) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired. For the three months ended December 31, 2025, excise taxes totaled $5 million.

Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2025 of our then outstanding common stock, the Nasdaq Composite Index, the S&P/ASX 200 Index and indices of our peer group companies that operate in industries or lines of business similar to ours.
Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), Playtika Holding Corp. (New York Stock Exchange: PLTK), and Evolution AB (Stockholm Stock Exchange: EVO). In comparison to the prior year, International Game Technology (IGT), Everi Holdings Inc. and PlayAGS, Inc. are no longer publicly traded following mergers or acquisitions and have therefore been excluded from the current peer group.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Light & Wonder, Inc., the S&P 500 ASX 200, Nasdaq Composite Index
and the Current Peer Group

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/31/2025
Light & Wonder, Inc.
Current Peer Group
NASDAQ Composite Index
S&P ASX 200

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/20	12/21	12/22	12/23	12/24	12/25
Light & Wonder, Inc.	$100.00	$161.07	$141.24	$197.90	$208.19	$248.47
Nasdaq Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
S&P/ASX 200	$100.00	$106.49	$93.91	$101.90	$99.39	$114.33
Peer Group	$100.00	$119.64	$77.95	$97.40	$96.57	$85.47
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
BUSINESS OVERVIEW
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities, and electronic pull-tabs and related services to charitable gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions.
We are incorporated in Nevada. For more information on our business, please see the General introduction to Part I, Item 1 “Business” of this Annual Report on Form 10-K above.
Highlights and Recent Developments
We closed 2025 by delivering another year of revenue, business segments earnings and operating cash flows growth, driven by disciplined execution of our cross-platform strategy and strong game performance across all our businesses. As we concluded the financial targets cycle established three years ago, we now move forward with clear focus and strong momentum toward our new long-term objectives. During 2025, we also returned $877 million of capital to shareholders through the repurchase of 10.1 million shares of common stock, or cumulatively, $1.9 billion, or 24.4 million shares, of common stock since the initial repurchase program was authorized in March 2022.
As of November 13, 2025, we delisted from the Nasdaq and began trading as a sole primary listing on the ASX on November 14, 2025, on which our common stock is listed as CDIs under the ticker symbol “LNW.” The move entailed a conversion from an ASX Foreign Exempt Listing to an ASX Standard Listing. For more information, see “The Company has delisted from the Nasdaq and transitioned to a sole primary listing on the ASX, which could negatively affect the liquidity and trading prices of our common stock or CDIs, impacts our investors’ ability to trade in our securities and our access to the capital markets and could lead to price variations and other impacts on holders of our common stock, CDIs and other securities” in Part I, Item 1A. Each CDI represents a beneficial interest in one share of the Company’s common stock. Unless otherwise indicated, all amounts presented are reported in U.S. dollars.
Aristocrat Settlement
On January 11, 2026, we announced our agreement with Aristocrat to settle our pending litigation in Australia and the U.S. related to our Dragon Train- and Jewel of the Dragon-themed games. As part of the settlement, we agreed, among other things, to pay approximately $128 million to resolve these matters. As a result of the settlement, Aristocrat’s claims against Light & Wonder in Australia and the United States will be dismissed. See Note 19 for further information.
This settlement protects the interests of our customers, employees and shareholders, and it allows us to continue our focus on developing and delivering the market-leading content our customers expect, without distraction or disruption. We continue to leverage our diversified portfolio of successful game franchises to execute on our strategy, which remains unchanged.
Grover Acquisition
We completed the acquisition of Grover in May 2025 for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments based on achievement of certain revenue metrics over a four-year period. Grover is a leading provider of electronic pull-tabs currently distributed over six U.S. states: North Dakota, Ohio, Virginia, Kentucky, New Hampshire and Indiana (since December 2025), and it has contributed to growth and enhanced quality of our revenue mix through expansion to the charitable gaming adjacency. The Grover operating segment was aggregated with our Gaming reportable business segment.
Financing Transactions
•On February 10, 2025, we entered into an amendment to the LNWI Credit Agreement which, among other things, (i) provides for new revolving commitments in an amount of $1.0 billion, replacing the existing revolving commitments of $750 million, (ii) extends the maturity of the revolving commitments, and (iii) reduces the applicable margin for the revolving loans by up to 50 basis points.
•On May 15, 2025, we entered into the LNWI Credit Agreement A, pursuant to which we borrowed an aggregate principal amount of $800 million in term loans under the LNWI Term Loan A facility maturing in May 2028, the proceeds of which were used to complete the Grover acquisition and pay fees and expenses related thereto.
•On September 24, 2025, we extended our debt maturities and decreased our interest rate by issuing $1.0 billion in aggregate principal amount of 6.250% senior unsecured notes due 2033, the net proceeds of which were used to redeem all $700 million of the 2028 Unsecured Notes, pay all outstanding borrowings under the LNWI Revolver and pay accrued and unpaid interest thereon plus related fees and expenses, with any remaining proceeds used for general corporate purposes, including repurchases of the Company’s equity.
•On January 22, 2026, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the amendment, the interest rate for the Term Loan B is either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum. See Note 14 for further details on our long-term debt.
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
Inflation and supply chain logistics. Inflationary pressures, macroeconomic uncertainty and potential disruptions in our supply chain have caused and may again cause shortages of inputs/outputs, which in turn put inflationary pressures on the economy as a whole. Inflationary pressures may also have an impact on discretionary income as people allocate more of their disposable income toward higher priced necessity goods and services, which could impact our customers. These circumstances may change in the future and such changes could be material.
Trade tariffs and policies. In April of 2025, the U.S. government and many foreign countries imposed a series of new trade tariffs and other changes in trade policy. In addition, in response to these tariffs, other countries have implemented retaliatory tariffs and other measures impacting U.S. goods. These tariffs place additional duties on imports, and we currently source a portion of the raw materials and components for our Gaming business from China and across Asia. We have evaluated various mitigation strategies, including but not limited to, supplier diversification, adjusting supply chain operations, supplier pricing negotiations and cost control initiatives, among other measures. Over the past several quarters, through margin enhancement initiatives, we have also successfully executed meaningful operational efficiencies. While we expect recent tariffs and trade policies to continue to create incremental cost pressures, our realized and ongoing operational efficiency initiatives coupled with other measures are expected to mitigate some of these effects. Additionally, as described above, overall macroeconomic uncertainty, including tariffs, is impacting some of our customers and their game replacement cycle as they are being more cautious on the timing of their capital expenditures. The full impact of the tariffs on our financial results will depend on several factors, including the duration and magnitude of the trade measures, our customer behavior and timing of capital expenditures, overall market conditions and our ability to successfully execute our mitigation strategies. For more information, see “Changes in international trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition” in Part I, Item 1A.
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
A high level of competition, with competitor expansion. Our major competitors are expanding their product and service offerings with integrated products and solutions that compete directly with ours. For example, competition in our Gaming business segment is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. Our iGaming business segment is facing challenges related to expanding our market share within new and emerging markets, while our SciPlay business segment continues to be highly competitive with low barriers to entry, rapid evolution and a fragmented market and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services, and pressures from sweepstakes operators. See Part I, Item 1 of this Annual Report on Form 10-K and Business Segment Results below describing competition and factors impacting each of our business segments.
Seasonality. Our results of operations fluctuate due to seasonal trends and other factors impacting all of our business segments, particularly the Gaming and SciPlay businesses. See “Seasonality” in Part I, Item 1 of this Annual Report on Form 10-K.
For additional trends and uncertainties impacting our reportable business segments, refer below to Reportable Business Segment Results, specifically the Current Year Update section for each reportable business segment.
Reportable Segments
We report our operations in three reportable business segments — Gaming, SciPlay and iGaming — representing our different products and services. See Notes 2 and 3 for additional information.
CONSOLIDATED RESULTS
The following presents information about our results of operations for the year ended December 31, 2025 compared to 2024. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report on Form 10-K for our results of operations for the year ended December 31, 2024 as compared to 2023.

	Year Ended December 31,		Variance
($ in millions)	2025	2024	2025 vs. 2024
Total revenue	$3,314	$3,188	$126	4%
Total operating expenses	2,631	2,520	111	4%
Operating income	683	668	15	2%
Net income before income taxes	365	421	(56)	(13)%
Net income	276	336	(60)	(18)%

Revenue
Gaming revenue growth was primarily driven by higher Gaming operations revenue, reflecting continued strong performance across our diversified portfolio of successful game franchises. We observed strong performance in our U.S. and Canada premium installed base, which reached record levels again this year. Gaming revenue also benefited from $102 million of incremental revenue from Grover, which ended the year with 11,634 installed base units.
SciPlay revenue decreased by $27 million, or 3%, due to a decline in average monthly payers primarily attributable to JACKPOT PARTY® Casino, partially offset by an increase in average monthly revenue per paying user, which increased by $10.61, or 9%, to $125.95. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented 19% and 11% of total SciPlay revenue for the years ended December 31, 2025 and 2024, respectively.
iGaming revenue increased by $38 million, or 13%, primarily due to growth in the North American market, underpinned by first-party content (“1PP”) proliferation, and in our partner network.
Our 2025 consolidated revenues were impacted by $20 million of favorable foreign currency exchange impact, compared to $3 million of favorable impact in the prior year.
Operating Expenses

	Year Ended December 31,		Variance
($ in millions)	2025	2024	2025 vs. 2024
Operating expenses:
Cost of services(1)	$449	$448	$1	—%
Cost of products(1)	436	483	(47)	(10)%
SG&A	869	872	(3)	—%
R&D	252	262	(10)	(4)%
D&A	406	361	45	12%
Restructuring and other	219	94	125	133%
Total operating expenses	$2,631	$2,520	$111	4%
(1) Excludes D&A.
Cost of Revenue
Cost of revenue for the year ended December 31, 2025 decreased, primarily driven by $47 million in lower cost of products associated with lower gaming machine sales.

SG&A
SG&A decreased compared to the prior year period, as a decrease in SciPlay marketing expenses of $13 million and a decrease in payroll and related expenses of $12 million were partially offset by an increase in stock-based compensation of $10 million along with increases in various other operating expenses.
R&D
R&D decreased primarily due to lower payroll and related expenses of $4 million along with various other individually insignificant drivers.
D&A
D&A increased primarily due to depreciation related to Gaming operations installed base investments and growth, as well as D&A associated with assets acquired from the Grover acquisition.
Restructuring and Other
The increase in restructuring and other was primarily due to current period charges related to certain legal matters of $130 million (primarily related to the Aristocrat settlement), as compared to $79 million in the prior year. It also included an increase of $25 million to the contingent acquisition consideration liability for Grover (primarily due to a successful Indiana market entrance) and higher costs related to strategic initiatives and related transactions, including legal and professional service fees associated with the Grover acquisition of $15 million, $21 million in costs related to the Company’s transition to a sole primary listing on the ASX and $12 million in iGaming charges, primarily related to the discontinuation of our iGaming Live Casino operations.
Other Factors Affecting Net Income

	Year Ended December 31,		Factors Affecting Net Income
(in millions)	2025	2024	2025 vs. 2024
Interest expense	$(314)	$(293)	The increase in interest expense is primarily due to higher outstanding debt used to complete the Grover acquisition, partially offset by the redemption of certain senior notes and refinancing through the LNWI Credit Agreement that reduced our applicable interest rates.
Other income, net	1	48	Other income, net, included a $28 million gain on sale of assets in 2024 as well as the impact of changes in foreign currency exchange rates.
Income tax expense(1)	(89)	(85)	The increase in income tax expense was primarily due to the impact of certain minimum income tax regimes and the effect of worldwide tax rates on foreign earnings.
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

	Year Ended December 31,
	2025			2024
($ in millions)	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$136	4%	$5	$158	5%	$3
Euro	232	7%	10	207	6%	1
Australian Dollar	111	3%	(3)	155	5%	(2)
REPORTABLE BUSINESS SEGMENT RESULTS
The following presents information about our reportable business segment results of operations for the year ended December 31, 2025 compared to 2024. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report on Form 10-K for our reportable business segment results of operations for the year ended December 31, 2024 as compared to 2023.

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
The following table summarizes the primary business activities included in our Gaming business segment.

	Services	Products
Gaming operations	Service revenues from gaming operations are derived from WAP, premium and daily-fee Participation gaming machines, other leased gaming machines (including VLTs and ETSs), electronic pull-tab solutions, and licensing arrangements.	N/A
Gaming machine sales	N/A	Sale of new and used gaming machines, ETSs and VLTs, conversion game kits and spare parts.
Gaming systems	We provide services which include installation and support of CMSs, including ongoing hardware and software maintenance and upgrade services of customer CMSs.	We offer CMSs that help our customers improve communication with players, add excitement to the gaming floor and enhance operating efficiencies.
Table products	Revenue is generated from supplied table products (including Shufflers and other table products utilities) and services.	Sale of table products (including Shufflers) and PTG licensing (including subscription arrangements).
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
•Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP and our proprietary brands such as ULTIMATE FIRE LINK®, HUFF N’ PUFF®, INVADERS! ATTACK FROM THE PLANET MOOLAH®, and LION LINK®. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles under both licensed brands and our proprietary brands. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.
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
•Electronic pull-tabs: We offer electronic pull-tab gaming through our Grover business by providing charitable gaming entities with access to proprietary electronic pull-tabs equipment, content and related offerings, with revenue generated under a participation-based model. Grover currently operates in six U.S. states (Indiana as of December 2025) where charitable gaming is permitted and regulated, with over 11,600 units and over 1,500 locations, and is well positioned to capitalize on future expansion and legalization of charitable gaming.
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
Current Year Update
We continue to see strong demand for our Gaming products and services that feature our diversified portfolio of successful game franchises, including KONG: SKULL ISLAND, HUFF N’ PUFF®, ULTIMATE FIRE LINK®, INVADERS! ATTACK FROM THE PLANET MOOLAH®, FRANKENSTEIN, our hit Asian-themed games 88 FORTUNES® and DANCING DRUMS®, stepper favorites QUICK HIT® and BLAZING 777® and our COSMIC®, COSMIC UPRIGHT and HORIZON® cabinets. The increase in Gaming revenue for the year ended December 31, 2025, as compared to the prior year, was primarily driven by continued growth in Gaming operations revenue, which benefitted from a $68 million, or 10%, increase supported by these high-performing game franchises, along with $102 million in revenue contributions from Grover. Gaming revenue also benefited from an increase in Table products revenue. While demand remains strong, we are actively monitoring any impact of recent tariffs, inflationary pressures, supply chain disruptions and macroeconomic uncertainty that may impact our operations and financial results. See the “Business Overview” section above and Part I, Item 1A “Risk Factors” for information regarding recent trade tariffs which may have a significant impact on our Gaming business.
Results of Operations and Key Performance Indicators

	Year Ended December 31,		Variance
($ in millions, except per unit amounts)	2025	2024	2025 vs. 2024
Revenue:
Gaming operations(1)	$860	$690	$170	25%
Gaming machine sales	821	865	(44)	(5)%
Gaming systems	285	302	(17)	(6)%
Table products	217	211	6	3%
Total revenue	$2,183	$2,068	$115	6%

F/X impact on revenue	$7	$2	$5	250%

KPIs:
U.S. and Canada units(1):
Installed base at period end	48,326	34,004	14,322	42%
Average daily revenue per unit	$47.06	$46.79	$0.27	1%

International units(2):
Installed base at period end	18,898	20,165	(1,267)	(6)%
Average daily revenue per unit	$16.00	$15.82	$0.18	1%

Gaming machine sales:
U.S. and Canada new unit shipments	24,244	22,320	1,924	9%
International new unit shipments	15,534	21,338	(5,804)	(27)%
Total new unit shipments	39,778	43,658	(3,880)	(9)%
Average sales price per new unit	$18,797	$18,438	$359	2%
(1) Inclusive of Grover installed base. During the current period, we revised the calculation of U.S. and Canada Average Daily Revenue per Unit (“ADRPU”) and updated the definition of our Grover installed base to fully align the methodology used across Grover and our legacy Gaming operations. The revision also incorporates a transition to presenting ADRPU on a net basis for WAP jackpots. Prior‑period amounts have been revised to conform to the current presentation. These revisions did not have a material impact on underlying historical trends in the business. Revised U.S. and Canada ADRPU for the year ended December 31, 2023 was $46.30.
(2) Units exclude those related to game content licensing.

Gaming Operations
Gaming operations revenue for 2025 demonstrated continued momentum driven by strong game performance of hit franchises and premium games, as well as a contribution of $102 million in revenue from Grover. Gaming operations installed base for U.S. and Canada (excluding Grover) increased from 34,004 units in 2024 to 36,692 units in 2025, while Grover had an installed base of 11,634 units as of December 31, 2025. Gaming operations (including Grover) had a slight increase in average daily revenue per unit of $0.27, as growth in our existing U.S. and Canada units was partially offset by the inclusion of lower-yielding Grover units. Average daily revenue per unit increased slightly for International units by $0.18 while International ending installed base units decreased from 20,165 units in 2024 to 18,898 units in 2025, primarily due to the expected closure of certain LBOs in the U.K. along with the reduction of certain low-yielding units in Latin America. Gaming operations generated 39% and 33% of total Gaming segment revenues for 2025 and 2024, respectively.
Gaming Machine Sales
Gaming machine sales revenue decreased primarily due to the timing of international game sales, including overall more cautious purchasing behavior and delayed capital expenditure among some of our customers.
The following table summarizes Gaming machine sales changes:

	Year Ended December 31,		Variance
	2025	2024	2025 vs. 2024
U.S. and Canada unit shipments:
Replacement units	22,506	20,742	1,764	9%
Casino opening and expansion units	1,738	1,578	160	10%
Total unit shipments	24,244	22,320	1,924	9%

International unit shipments:
Replacement units	14,420	19,342	(4,922)	(25)%
Casino opening and expansion units	1,114	1,996	(882)	(44)%
Total unit shipments	15,534	21,338	(5,804)	(27)%
Operating Expenses
The increase in operating expenses is primarily due to $61 million in higher D&A, of which $40 million is related to the Grover acquisition, with the remainder related to increased Gaming operations investment, coupled with $39 million in higher SG&A expenses driven by higher salaries and benefits (including stock-based compensation) and $31 million in higher R&O expense primarily driven by the change in Grover contingent acquisition consideration fair value, partially offset by $39 million in lower cost of revenue associated with the decrease in Gaming machine sales revenue as described above.
AEBITDA
AEBITDA increased by $135 million, or 13%, and AEBITDA margin increased to 53%. These results were primarily driven by increased revenue, a more favorable revenue mix, margin enhancements initiatives, Grover contributions and the impact of our current year incentive compensation payout structure.
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

SciPlay currently offers a variety of social casino games, including Jackpot Party Casino, Quick Hit Slots, Gold Fish Casino, 88 Fortunes Slots, Monopoly Slots and Hot Shot Casino. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include Bingo Showdown and Backgammon Live. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. SciPlay launched a proprietary direct-to-consumer in-app purchase platform during 2023, with the goals of improving players’ experience and reducing costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through the proprietary platform, as compared to the platform fee charged by third-party platforms. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
Current Year Update
We demonstrated resilient earnings performance in 2025, as SciPlay continued to deliver steady results and quality player monetization. Total revenue fell by 3% year-over-year, primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user. Additionally, the overall social casino industry is experiencing pressures from sweepstakes operators. SciPlay continues to deploy strategic game updates across a number of portfolio games, utilize enhanced analytics, pursue international expansion and benefit from the proprietary direct-to-consumer platform. Revenue generated via the proprietary platform increased to approximately 19% of total SciPlay revenue for the current year.
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
Results of Operations and Key Performance Indicators

(1) Other primarily represents advertising revenue, which was not material for the periods presented.

	Year Ended December 31,		Variance
(in millions unless otherwise noted)	2025	2024	2025 vs. 2024
Revenue:
Third-party platforms and other(1)	$644	$733	$(89)		(12)%
Direct-to-consumer platforms	150	88	62		70%
Total revenue	$794	$821	$(27)		(3)%

F/X impact on revenue	$6	$—	$6		nm

KPIs:
In-App Purchases:
Average MAU(2)	5.2	5.5	(0.3)		(5)%
Average DAU(3)	2.0	2.1	(0.1)		(5)%
ARPDAU(4)	$1.08	$1.04	$0.04		4%
Average MPUs(5) (in thousands)	520	586	(66)		(11)%
AMRPPU(6)	$125.95	$115.34	$10.61		9%
Payer Conversion Rate(7)	10.0%	10.6%	(0.6)	pp	nm
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

Revenue
Revenue decreased primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user. Direct-to-consumer revenue increased to $150 million in the current year and represented 19% of the total revenue.
Average MAU and average MPU decreased due to the turnover in users. ARPDAU increased slightly as a function of higher player monetization with a slightly lower average DAU. AMRPPU increased, despite payer conversion decreasing slightly, as SciPlay continues to improve content and features, resulting in steady paying player interaction.
Payer conversion rates continue to be elevated due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in their games.
Operating Expenses
The decrease in operating expenses is primarily driven by lower cost of revenue primarily due to higher margins on our direct-to-consumer platform revenue, lower salaries and benefits (including stock-based compensation) of $19 million and lower user acquisition costs of $12 million.
AEBITDA
AEBITDA increased by $16 million, and AEBITDA margin increased by 3 percentage points to 36%, primarily due to higher margins on our direct-to-consumer revenue.
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
Current Year Update
We continue to expand our customer base and capitalize on growth in the North American and International markets, including emerging markets, by leveraging our industry-leading platforms, content and solutions, as well as investing in our ability to scale our own original U.S. land-based content offering.
Following the decision made in the first quarter of 2025, the Company discontinued its Live Casino operations. This reflects our commitment to reallocate resources to maximize our return on investments, and we do not expect that this decision will have a material impact on the iGaming business’s long-term growth prospects.
In November 2025, the U.K. Government’s Autumn Budget increased gambling duties that will increase tax liabilities for our customers and consequently impact our revenue and earnings. We are still assessing the potential impact on our iGaming segment. See the “Business Overview” section above and Part I, Item 1A “Risk Factors” for information regarding U.K Government gaming tax changes.
Results of Operations
Overall, iGaming revenue increased by $38 million, or 13%, as a result of the strength of our original content, continuing momentum in the North American market underpinned by 1PP growth and the expansion of our partner network. Wagers processed through our Open Gaming System increased to $109 billion for the year ended December 31, 2025, an $18 billion increase from the prior year. Revenue was favorably impacted by foreign currency translation of $7 million, as compared to $2 million for the year ended December 31, 2024.
Operating expenses increased slightly due to an increase in cost of revenue associated with the increase in revenue as described above and an increase in restructuring costs, largely related to the discontinuation of our Live Casino operations, partially offset by a decrease in intangible asset amortization expense. AEBITDA increased by $27 million or 28%, primarily due to the increase in revenue described above, while AEBITDA margin increased to 37%, primarily due to lower operating expenses (excluding restructuring costs) and higher margin on 1PP revenues.
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
Determining the fair value of assets acquired and liabilities assumed requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expense could be accelerated or slowed. For example, if the Grover intangible assets useful lives were extended by two years, the total annual depreciation and amortization would decrease by approximately $7 million, and if the useful lives were shortened by two years, the total annual depreciation and amortization would increase by approximately $14 million. Additionally, we record contingent acquisition consideration as a liability when applicable, the value of which is generally based on reaching certain earnings-based metrics. The related liability is recorded at fair value as of the acquisition date as part of the consideration transferred and remeasured each reporting period, with any change in fair value recorded to restructuring and other, and any changes to the underlying assumptions can impact the estimates of fair value by material amounts. As of December 31, 2025, our total estimated contingent acquisition consideration liability (including redeemable non-controlling interest) was $88 million with maximum contractual payout of $400 million. See Note 15 for additional details.
Revenue Recognition
Our revenue recognition policies described in Note 3 require us to make significant judgments and estimates. The guidance requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract-specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:
•Contracts with multiple promised goods and services. Because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems revenue that often contains multiple promised goods and services was $285 million for the year ended December 31, 2025, or approximately 9% of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.
•Determination of stand-alone selling prices. The guidance requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services, the determination of a stand-alone selling price or the relative range may require significant judgment. Our total gaming systems revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $285 million for the year ended December 31, 2025, or approximately 9% of consolidated revenue.

Goodwill - Impairment Assessment
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. We determined that we have seven reporting units: Gaming, U.K. Gaming, Grover, Casino Management Systems, Table Products, SciPlay, and iGaming. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
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
We performed our annual goodwill impairment test as of October 1, 2025 using a quantitative test for our Casino Management Systems reporting unit and a qualitative assessment for all other reporting units. For our Casino Management Systems reporting unit, we determined that the fair value of the reporting unit substantially exceeded its carrying value (greater than 20%) and no impairment charges were warranted. Based on the results of our qualitative impairment assessment for all other reporting units, we concluded that it is more likely than not that the fair values of these reporting units substantially exceeded their respective carrying values and there were no reporting units requiring further assessment.
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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of December 31, 2025, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver, discussed further in Note 14.
The following table summarizes our cash and available revolver capacity as of December 31, 2025 and 2024:

	As of December 31,
(in millions)	2025	2024
Cash and cash equivalents	$167	$196
Revolver capacity	1,000	750
Revolver capacity drawn	(230)	—
Letters of credit	(10)	(10)
Total	$927	$936
Sources and Uses of Liquidity
As of December 31, 2025, we had total revolver capacity drawn of $230 million and letters of credit of $10 million, with $760 million remaining available. On February 10, 2025, we entered into an amendment to the LNWI Credit Agreement which, among other things, (i) provides for new revolving commitments in an amount of $1.0 billion, replacing the existing revolving commitments of $750 million, (ii) extends the maturity of the revolving commitments, and (iii) reduces the applicable margin for the revolving loans by up to 50 basis points. See Note 14 for further details.
Total cash held by our foreign subsidiaries was $156 million as of December 31, 2025 as compared to $127 million as of December 31, 2024. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. Based on prevailing interest rates at December 31, 2025, we expect to pay required principal and interest payments on our debt in 2026 totaling approximately $53 million and $316 million, respectively (inclusive of the impact of interest rate swap contracts).
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
On June 11, 2024, our Board of Directors approved a share repurchase program, as amended on July 31, 2025, under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.5 billion of shares of outstanding common stock (including CDIs). Repurchases under this share repurchase program may be effected at the discretion of the Transaction Committee of the Board of Directors through one or more open market repurchases, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial or other arrangements, or a combination of the foregoing. The share repurchase program may be suspended or discontinued at any time. During the year ended December 31, 2025, we repurchased 10.1 million shares of common stock at an aggregate cost of $885 million (including excise tax).
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
On January 22, 2026, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the amendment, the interest rate for the Term Loan B is either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum. See Note 14 for further details on our long-term debt.
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

Cash Flow Summary

	Year Ended December 31,		Variance
(in millions)	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$794	$632	$162
Net cash used in investing activities	(1,171)	(258)	(913)
Net cash provided by (used in) financing activities	321	(577)	898
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(6)	16
Decrease in cash, cash equivalents and restricted cash	$(46)	$(209)	$163
Cash flows from operating activities

	Year Ended December 31,		Variance
(in millions)	2025	2024	2025 vs. 2024
Net income	$276	$336	$(60)
Adjustments to reconcile net income to net cash provided by operating activities	580	372	208
Changes in working capital accounts, excluding the effects of acquisitions	(62)	(76)	14
Net cash provided by operating activities	$794	$632	$162
Net cash provided by operating activities increased in 2025, primarily due to a $148 million increase in earnings and $46 million in lower income taxes paid. The changes in our working capital accounts for the year ended December 31, 2025 were primarily driven by the following:
•$73 million paid to settle the TCS John Huxley legal matter;
•$128 million Aristocrat legal matters reserve;
•$62 million unfavorable change in receivables due to revenue growth and timing of collections;
•$19 million unfavorable change in inventory due to timing of orders and shipments as well as higher inventory purchases in order to limit supply chain impacts and support future sales levels; and
•$15 million unfavorable change in accounts payable and accrued liabilities primarily as a result of the timing of expenditures (including costs associated with the strategic initiatives and related transactions).
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the Grover acquisition and higher Gaming business capital expenditures in order to support Gaming operations growth. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash provided by financing activities increased, primarily driven by $2.0 billion of borrowings incurred under the LNWI Revolver, LNWI Term Loan A and 2033 Unsecured Notes, partially offset by $700 million used to redeem the 2028 Unsecured Notes. We also purchased more of our outstanding common stock (including CDIs) under our share repurchase programs. During the years ended December 31, 2025 and 2024, we purchased $877 million and $462 million, respectively, of our common stock (including CDIs) (excluding excise tax).
Credit Agreement and Other Debt
For additional information regarding our credit agreements and other debt, interest rate risk and interest rate hedging instruments, see Notes 14 and 15 as well as Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any significant off-balance sheet arrangements.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of December 31, 2025, the face value of long-term debt was $5.2 billion, including $3.2 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $32 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt and effectively fix the interest rate that we pay. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. For the year ended December 31, 2025, the one-month Chicago Mercantile Exchange Term SOFR was 3.69%. As of December 31, 2025, the total notional amount of these interest rate swaps was $700 million, which effectively fixes $700 million of the variable rate debt described above. These hedges mature in April 2027.
For additional information regarding our long-term debt and interest rate swap contracts, see Notes 14 and 15, respectively.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 74.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
In May 2025, we completed the Grover acquisition (see Note 9) and have not fully incorporated Grover’s internal controls and procedures, as the integration activities and implementation of an ERP system is ongoing. Accordingly, management excluded Grover from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Grover constituted approximately 14% of total assets as of December 31, 2025, and approximately 3% of net revenues for the year then ended. We have included the financial results of this acquisition in the consolidated financial statements included in this Annual Report on Form 10-K from the date of acquisition.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Light & Wonder, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Grover Gaming, Inc. (Grover Charitable Gaming), which was acquired on May 16, 2025, and whose financial statements constitute approximately 3% and 14% of total revenue and total assets, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Grover Gaming, Inc.
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
February 24, 2026

ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.
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
Further information regarding our governance arrangements will be set out in a Corporate Governance Statement, which will be made available on the Company’s ASX announcement page on the ASX Internet site and the Company’s website.

Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders, which will be filed with the SEC. We expect to hold the 2026 annual meeting of stockholders on June 10, 2026. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
Pursuant to our amended and restated bylaws, stockholder nominations for election to the Board of Directors at the 2026 annual meeting of stockholders must be sent to the Company’s principal executive offices at 6601 Bermuda Road, Las Vegas, Nevada 89119, Attention: Corporate Secretary, and must be received at such principal executive offices no later than the close of business March 12, 2026, and must comply with the informational and other requirements set forth in our amended and restated bylaws.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Light & Wonder, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Certain of the Company’s revenue contracts with customers in 2025 include multiple promises (such as hardware, software, professional services, and maintenance among others). The Company is required to evaluate the components of a contract using applicable GAAP and determine whether each promise represents a performance obligation. The evaluation of whether promises are both capable of being distinct and distinct in the context of a contract (and thus constitute performance obligations), can require significant judgment and could change the amount of revenue recognized in a given period.
We identified the determination of performance obligations evaluation for contracts with higher contract values as a critical audit matter because of the judgments and estimates management makes to evaluate such contracts and the impact of such judgments on the amount of revenue recognized in a given period. This required a high degree of auditor judgment and an increased extent of testing.

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
February 24, 2026
We have served as the Company’s auditor since 2003.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Services	$2,297	$2,105	$1,991
Products	1,017	1,083	911
Total revenue	3,314	3,188	2,902
Operating expenses:
Cost of services(1)	449	448	445
Cost of products(1)	436	483	427
Selling, general and administrative	869	872	808
Research and development	252	262	228
Depreciation, amortization and impairments	406	361	384
Restructuring and other	219	94	92
Operating income	683	668	518
Other (expense) income:
Interest expense	(314)	(293)	(309)
Loss on debt financing transactions	(5)	(2)	(15)
Other income, net	1	48	11
Total other expense, net	(318)	(247)	(313)
Net income before income taxes	365	421	205
Income tax expense	(89)	(85)	(25)
Net income	276	336	180
Less: Net income attributable to noncontrolling interest	—	—	17
Net income attributable to L&W	$276	$336	$163
Per Share - Basic:
Net income attributable to L&W	$3.32	$3.77	$1.79
Per Share - Diluted:
Net income attributable to L&W	$3.26	$3.68	$1.75
Weighted average number of shares used in per share calculations:
Basic shares	83	89	91
Diluted shares	85	91	93
(1) Excludes D&A.
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$276	$336	$180
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	154	(81)	42
Derivative financial instruments unrealized loss, net of tax	(12)	(1)	(7)
Total other comprehensive income (loss)	142	(82)	35
Total comprehensive income	418	254	215
Less: comprehensive income attributable to noncontrolling interest	—	—	17
Comprehensive income attributable to L&W	$418	$254	$198
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$167	$196
Restricted cash	94	110
Receivables, net of allowance for credit losses of $29 and $35, respectively	689	585
Inventories, net	169	158
Prepaid expenses, deposits and other current assets	164	134
Total current assets	1,283	1,183
Non-current assets:
Restricted cash	5	6
Receivables, net of allowance for credit losses of $2 and $5, respectively	96	97
Property and equipment, net	348	286
Operating lease right-of-use assets	43	44
Goodwill	3,371	2,890
Intangible assets, net	808	454
Software, net	191	161
Deferred income taxes	254	229
Other assets	63	71
Total assets	$6,462	$5,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53	$23
Accounts payable	189	216
Accrued liabilities	535	447
Income taxes payable	26	49
Total current liabilities	803	735
Deferred income taxes	11	12
Operating lease liabilities	29	31
Other long-term liabilities	264	160
Long-term debt, excluding current portion	5,110	3,847
Total liabilities	6,217	4,785
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199 shares authorized, 119 and 117 shares issued, respectively, and 77 and 86 shares outstanding, respectively	1	1
Additional paid-in capital	1,276	1,200
Retained earnings	1,292	1,016
Treasury stock, at cost, 42 and 31 shares, respectively	(2,101)	(1,216)
Accumulated other comprehensive loss	(223)	(365)
Total stockholders’ equity	245	636
Total liabilities and stockholders’ equity	$6,462	$5,421

See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
December 31, 2022	$1	$1,370	$517	$(580)	$(318)	$171	$1,161
Settlement of liability awards	—	25	—	—	—	—	25
Vesting of RSUs, net of tax withholdings and other	—	(9)	—	—	—	—	(9)
Purchase of treasury stock	—	—	—	(171)	—	—	(171)
Purchase of SciPlay Class A common stock	—	(23)	—	—	—	—	(23)
Acquisition of SciPlay noncontrolling interest, net of tax effects	—	(300)	—	—	—	(188)	(488)
Stock-based compensation	—	55	—	—	—	—	55
Net income	—	—	163	—	—	17	180
Other comprehensive income	—	—	—	—	35	—	35
December 31, 2023	$1	$1,118	$680	$(751)	$(283)	$—	$765
Settlement of liability awards	—	67	—	—	—	—	67
Vesting of RSUs, net of tax withholdings and other	—	(52)	—	—	—	—	(52)
Purchase of treasury stock	—	—	—	(465)	—	—	(465)
Stock-based compensation	—	67	—	—	—	—	67
Net income	—	—	336	—	—	—	336
Other comprehensive loss	—	—	—	—	(82)	—	(82)
December 31, 2024	$1	$1,200	$1,016	$(1,216)	$(365)	$—	$636
Settlement of liability awards	—	44	—	—	—	—	44
Vesting of RSUs, net of tax withholdings and other	—	(39)	—	—	—	—	(39)
Purchase of treasury stock	—	—	—	(885)	—	—	(885)
Stock-based compensation	—	71	—	—	—	—	71
Net income	—	—	276	—	—	—	276
Other comprehensive income	—	—	—	—	142	—	142
December 31, 2025	$1	$1,276	$1,292	$(2,101)	$(223)	$—	$245
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$276	$336	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	406	361	384
Contingent acquisition considerations fair value adjustments	20	(6)	16
Change in deferred income taxes	(21)	(108)	(84)
Stock-based compensation	121	110	118
Non-cash interest expense	10	9	10
Provision for bad debts and inventory charges	4	14	12
Loss on debt financing transactions	5	2	15
Foreign currency transaction net losses, (gain) on sale of assets and other, net	35	(10)	21
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(62)	(148)	(68)
Inventories	(19)	2	(29)
Other assets and liabilities	(14)	(14)	(10)
Income taxes payable, net	(7)	25	(40)
Accounts payable and accrued liabilities	40	59	65
Net cash provided by operating activities	794	632	590
Cash flows from investing activities:
Capital expenditures	(310)	(294)	(242)
Acquisitions of businesses and assets, net of cash acquired	(861)	(5)	(4)
Proceeds from sale of investments and other, net(1)	—	41	(5)
Net cash used in investing activities	(1,171)	(258)	(251)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Borrowings under revolving credit facilities	760	—	205
Repayments under revolving credit facilities	(530)	—	(205)
Proceeds from issuance of senior notes and term loans	1,800	—	550
Repayments of notes and term loans (including redemption premium)	(700)	—	(562)
Payments on long-term debt	(32)	(11)	(22)
Payments of debt issuance and deferred financing costs	(20)	(4)	(8)
Payments on license obligations	(36)	(34)	(31)
Payments of contingent acquisition considerations	(2)	(16)	(14)
Purchase of L&W common stock	(880)	(462)	(170)
Purchase of SciPlay’s Class A common stock and acquisition of noncontrolling interest	—	—	(519)
Net redemptions of common stock under stock-based compensation plans and other	(39)	(50)	(12)
Net cash provided by (used in) financing activities	321	(577)	(788)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(6)	3
Decrease in cash, cash equivalents and restricted cash	(46)	(209)	(446)
Cash, cash equivalents and restricted cash, beginning of period	312	521	967
Cash, cash equivalents and restricted cash, end of period	$266	$312	$521
Supplemental cash flow information:
Cash paid for interest	$289	$286	$306
Income taxes paid	118	164	147
Distributed earnings from equity investments	—	2	4
Cash paid for contingent acquisition considerations included in operating activities	—	22	17
Supplemental non-cash transactions:
Acquisition of brand license intangible asset in exchange for a minimum guarantee obligation	$28	$1	$2

(1) The year ended December 31, 2023 includes $3 million in cash used in discontinued operations.
See accompanying notes to consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global games company with a focus on content and digital markets. Our portfolio of revenue-generating activities primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities, and electronic pull-tabs and related services to charitable gaming entities; providing social casino and other online games, including casual gaming, to retail customers; and providing a comprehensive suite of digital gaming content, distribution platforms, player account management systems, as well as various other iGaming content and services. We report our results of operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services.
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
Restricted cash
We are required by gaming regulations to maintain sufficient reserves in restricted cash accounts to be used for the purpose of funding payments to WAP jackpot winners. These restricted cash balances are based primarily on the jackpot meters displayed to slot players or for previously won jackpots and vary by jurisdiction. Compliance with maintaining adequate restricted cash balances and complying with appropriate investment guidelines for jackpot funding is periodically reported to gaming authorities. Additionally, restricted cash as of December 31, 2024 included Gaming operation transactions collected on behalf of certain customers and funds that the Company designated as restricted associated with the Aristocrat Matters as described in Note 19. The cash was designated as unrestricted as of December 31, 2025, as the matters were ultimately settled in January of 2026. See Note 19 for further information.
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
Amortization expense related to these licenses and recorded in D&A for the years ended December 31, 2025, 2024 and 2023 was $26 million, $27 million and $30 million, respectively.

The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2025	2024
Current liabilities	$22	$30
Other long-term liabilities	33	23
Total minimum guarantee obligations	$55	$53
Weighted average remaining term (in years)	2	2
The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ending December 31,
	2026	2027	2028	2029	2030 and After
Expected future payments	$22	$17	$6	$5	$5
Other assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize such amounts ratably over the term of the arrangement as an adjustment to interest expense. Other assets also include the fair value of our interest rate swaps and other long-term deposits, prepaid expenses and investments.
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
Advertising costs
The cost of advertising is expensed as incurred and totaled $165 million, $177 million and $160 million in 2025, 2024 and 2023, respectively.
R&D
R&D relates primarily to software product development costs incurred until technological feasibility has been established and costs that do not meet internal-use software capitalization criteria. Employee-related costs associated with product development are included in R&D. Such costs are expensed as incurred.

Other income, net
Other income, net for the years ended December 31, 2025, 2024 and 2023 primarily consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Foreign currency transaction net loss	$(21)	$(6)	$(29)
Interest income	16	20	34
Gain on sale of assets	—	28	—
Other, net	6	6	6
Total	$1	$48	$11
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
New Accounting Guidance
The FASB issued ASU No. 2023-09, Income Taxes (Topic 740) in December 2023. The new guidance establishes new income tax disclosure requirements, in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize, and provide greater disaggregation of information in, the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to provide more detailed income tax disclosures that will be useful in capital allocation decisions. The new guidance applies to all entities subject to income taxes and is in effect for annual periods beginning after December 15, 2024. We prospectively adopted this standard during the current fiscal year, and the adoption of this guidance did not have a material effect on our consolidated financial statements.
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
The FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) in September 2025. The new guidance aims to modernize the accounting for internal-use capitalized software costs and removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. An entity is therefore required to start capitalizing internal-use software costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete” recognition threshold). The amendments in ASU No. 2025-06 are effective for all public entities for fiscal years beginning after December 15, 2027, and early adoption as of the beginning of an annual period is permitted. We have not yet adopted this guidance as of December 31, 2025, but we expect to adopt this guidance during 2026 and currently do not expect the adoption will have material effect on our consolidated financial statements.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
(2) Reportable Segments
We report our operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services. Our Gaming reportable business segment generally sells game content and gaming machines, VGTs and VLTs (including conversion kits and parts), and leases or otherwise provides gaming content, gaming machines and server-based systems, as well as electronic pull-tabs and related services to charitable gaming entities. It also sells and supports CMS-based software and hardware, licenses PTG content and supplies Shufflers and other table products utilities to commercial, tribal and governmental gaming operators. Our SciPlay reportable business segment develops, markets and operates a portfolio of social games played on various online platforms. Our iGaming reportable business segment provides a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services. See Note 3 for the products and services from which each reportable segment derives its revenues.
In evaluating financial performance, our CODM (defined as our Chief Executive Officer) focuses on adjusted earnings before interest, taxes, depreciation and amortization (“AEBITDA”) as management’s primary segment measure of profit or loss, which is described in footnote (5) to the below table. Our CODM uses reportable business segment AEBITDA to evaluate the performance of each reportable business segment and allocate resources. Additionally, AEBITDA is one of the key metrics used in our incentive compensation program. The accounting policies for our reportable business segments are the same as those described in these Notes.
The following tables present our reportable segment information:

	Year Ended December 31, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$2,183	$794	$337	$3,314	$—	$3,314
Cost of revenue(2)	(564)	(207)	(114)	(885)	—	(885)
Payroll and related(3)	(337)	(99)	(63)	(499)	—	(499)
Other segment reconciling items(4)	(120)	(200)	(35)	(355)	(132)	(487)
AEBITDA(5)	1,162	288	125	1,575	(132)	1,443
Reconciling items to net income before income taxes:
Restructuring and other	(33)	(3)	(13)	(49)	(170)	(219)
D&A					(406)	(406)
Interest expense					(314)	(314)
Loss on debt refinancing transactions					(5)	(5)
Other income, net					(13)	(13)
Stock-based compensation					(121)	(121)
Net income before income taxes						$365
Assets as of December 31, 2025	$4,817	$482	$937	$6,236	$226	$6,462
Capital expenditures for the year ended December 31, 2025	$247	$22	$27	$296	$14	$310
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total reportable business segments AEBITDA to our consolidated net income before income taxes.
(2) Excludes D&A.
(3) Excludes stock-based compensation.
(4) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance, and other operating expenses.
(5) AEBITDA is reconciled to net income before income taxes with the following adjustments, as applicable: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs, strategic initiatives, and other unusual items; (3) interest expense; (4) loss on debt refinancing transactions; (5) change in fair value of investments and remeasurement of debt and other; (6) other income (expense), net, including foreign currency gains or losses and earnings (loss) from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Year Ended December 31, 2024
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$2,068	$821	$299	$3,188	$—	$3,188
Cost of revenue(2)	(603)	(231)	(97)	(931)	—	(931)
Payroll and related(3)	(321)	(102)	(70)	(493)	—	(493)
Other segment reconciling items(4)	(117)	(216)	(34)	(367)	(153)	(520)
AEBITDA(5)	1,027	272	98	1,397	(153)	1,244
Reconciling items to net income before income taxes:
Restructuring and other	(2)	(1)	(4)	(7)	(87)	(94)
D&A					(361)	(361)
Interest expense					(293)	(293)
Loss on debt financing transactions					(2)	(2)
Other income, net					37	37
Stock-based compensation					(110)	(110)
Net income before income taxes						$421
Assets as of December 31, 2024	$3,964	$444	$735	$5,143	$278	$5,421
Capital expenditures for the year ended December 31, 2024	$238	$18	$24	$280	$14	$294
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total reportable business segments AEBITDA to our consolidated net income before income taxes.

(2) Excludes D&A.
(3) Excludes stock-based compensation.
(4) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance, and other operating expenses.
(5) AEBITDA is described in footnote (5) to the first table in this Note 2.

	Year Ended December 31, 2023
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,850	$777	$275	$2,902	$—	$2,902
Cost of revenue(2)	(553)	(235)	(84)	(872)	—	(872)
Payroll and related(3)	(274)	(98)	(63)	(435)	—	(435)
Other segment reconciling items(4)	(105)	(201)	(33)	(339)	(138)	(477)
AEBITDA(5)	918	243	95	1,256	(138)	1,118
Reconciling items to net income before income taxes:
Restructuring and other	(11)	(10)	(25)	(46)	(46)	(92)
D&A					(384)	(384)
Interest expense					(309)	(309)
Loss on debt financing transactions					(15)	(15)
Other income, net					5	5
Stock-based compensation					(118)	(118)
Net income before income taxes						$205
Capital expenditures for the year ended December 31, 2023	$181	$18	$30	$229	$13	$242
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total reportable business segments AEBITDA to our consolidated net income before income taxes.
(2) Excludes D&A.
(3) Excludes stock-based compensation.
(4) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance, and other operating expenses.
(5) AEBITDA is described in footnote (5) to the first table in this Note 2.

The following tables present revenue by customer location and property and equipment by geographic location:

	Year Ended December 31,
	2025	2024	2023
Revenue:
U.S.	$2,270	$2,087	$1,948
Other	1,044	1,101	954
Total	$3,314	$3,188	$2,902

	As of December 31,
	2025	2024
Property and equipment, net:
U.S.	$294	$238
Other	54	48
Total	$348	$286
(3) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Year Ended December 31,
	2025	2024	2023
Gaming
Gaming operations	$860	$690	$661
Gaming machine sales	821	865	708
Gaming systems	285	302	268
Table products	217	211	213
Total	$2,183	$2,068	$1,850
SciPlay
Third-party platforms and other(1)	$644	$733	$768
Direct-to-consumer platforms	150	88	9
Total	$794	$821	$777
iGaming	$337	$299	$275
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
Our credit terms are predominately short term in nature. We also grant extended payment terms under certain Gaming contracts, with financing terms of more than 12 months, generally where the sale is secured by the related equipment sold. For these contracts with customers for which the financing component is determined to be significant to the contract, and that have financing terms of more than 12 months, the contract transaction price is adjusted for the effect of a financing component.
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
Gaming Operations
Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment and content, electronic table game products and VLTs under a variety of recurring operating, service or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue by $23 million, $23 million, and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Grover Charitable Gaming (“Grover”) revenues are generated by providing customers with access to proprietary electronic pull-tabs equipment and content for which consideration is based upon a revenue participation model, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue over time based on the amount we expect to receive. Payments from customers under these contracts are typically due on a monthly or more frequent basis.
The amount of rental income revenue in services revenue within the consolidated statements of operations that is outside the scope of ASC 606 was $603 million, $539 million and $498 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Gaming Machine Sales
These contracts with customers include the sale of gaming machines, including game content, electronic table game products and parts (including game themes and conversion kits). We transfer control and recognize revenue from the sale of gaming machines at a point in time upon delivery of gaming machines to our customers or distributors pursuant to the terms of the contract.
Gaming Systems
Gaming systems contracts with customers can include a comprehensive suite of technology solutions provided to gaming operators, including perpetual or term-based licenses to core system solutions and non-core system solutions and other applications and tools. Gaming systems products also include the iVIEW touch screen display, which facilitates the player experience, bonus features, customer service, employee functions and ongoing hardware and software maintenance services and upgrades.
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
Control transfers, and we recognize revenue, from the sale of perpetual or term-based gaming systems licenses and various hardware products at a point in time when the gaming system is available for use by a customer which is no earlier than the commencement of the license term, and for the hardware products upon delivery. For contracts that include new core gaming system installations, control is not considered transferred until control of the core gaming system license is transferred as the additional promises are generally highly dependent on the core gaming system. Software and hardware maintenance and product support services are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the maintenance and support period.

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
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Year Ended December 31, 2025
Contract liability balance, beginning of period(1)	$21
Liabilities recognized during the period	24
Amounts recognized in revenue from beginning balance	(17)
Contract liability balance, end of period(1)	$28
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

The following table summarizes our opening and closing balances in our receivables and contract assets:

	Receivables	Contract Assets(1)
End of period balance, December 31, 2024	$682	$43
End of period balance, December 31, 2025	785	43
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
(4) Restructuring and Other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs, strategic initiatives and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Employee severance and related	$15	$6	$16
Legal and related (see Note 19)	130	79	—
Strategic review, acquisition and related(1)	37	1	40
Contingent acquisition considerations(2)	25	—	19
Restructuring, integration and other	12	8	17
Total	$219	$94	$92
(1) Includes costs associated with the SciPlay Merger, ASX listing, Grover acquisition, sale of discontinued operations (including ongoing separation activities), rebranding and related activities.
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
The below table presents a reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2025	2024	2023
Weighted average shares for basic earnings per share	83	89	91
RSUs	2	2	2
Weighted average shares for diluted earnings per share	85	91	93
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

The following table summarizes the components of current and long-term receivables, net:

	As of December 31,
	2025	2024
Current:
Receivables(1)	$718	$620
Allowance for credit losses	(29)	(35)
Current receivables, net	689	585
Long-term:
Receivables(1)	98	102
Allowance for credit losses	(2)	(5)
Long-term receivables, net	96	97
Total receivables, net	$785	$682
(1) Included $27 million and $71 million in Current and Long-term receivables, respectively, as of December 31, 2025, and $20 million and $69 million in Current and Long-term receivables, respectively, as of December 31, 2024, related to sales-type leases receivables.

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
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of December 31, 2025		As of December 31, 2024
	Total	Balances over 90 days past due	Total	Balances over 90 days past due
Receivables:
U.S. and Canada	$438	$2	$369	$4
International	378	27	353	39
Total receivables	816	29	722	43
Receivables allowance:
U.S. and Canada	(14)	—	(15)	(1)
International	(17)	(5)	(25)	(15)
Total receivables allowance	(31)	(5)	(40)	(16)
Receivables, net	$785	$24	$682	$27
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for the years ended December 31, 2025 and 2024 is as follows:

	2025			2024
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(40)	$(15)	$(25)	$(41)
Provision	1	—	1	(5)
Charge-offs and recoveries	8	1	7	6
Allowance for credit losses as of December 31	$(31)	$(14)	$(17)	$(40)

At December 31, 2025, 3% of our total receivables, net, were past due by over 90 days, compared to 4% at December 31, 2024.
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
We have certain concentrations of outstanding receivables in international locations that impact our assessment of the credit quality of our receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. The international customers with significant concentrations (generally deemed to be exceeding 10%) of our receivables with terms longer than one year are in the Latin America region (“LATAM”) and are primarily comprised of Mexico and Argentina. The following table summarizes our LATAM receivables:

	As of December 31, 2025
	Total	Current	Balances over 90 days past due
Receivables	$56	$49	$7
Allowance for credit losses	(14)	(10)	(4)
Receivables, net	$42	$39	$3
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2025 and 2024, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(7) Inventories, net
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

Inventories, net consisted of the following:

	As of December 31,
	2025	2024
Parts and work-in-process	$131	$126
Finished goods	38	32
Total inventories, net	$169	$158
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
We record inventory valuation charges in cost of products and recorded charges of $11 million, $14 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
Land	$6	$6
Buildings and leasehold improvements	63	64
Gaming machinery and equipment	806	745
Furniture and fixtures	29	29
Construction in progress	6	9
Other property and equipment	99	102
Less: accumulated depreciation	(661)	(669)
Total property and equipment, net	$348	$286
Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$179	$134	$117
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
Acquisition of Grover
On May 16, 2025, we completed the acquisition of Grover for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments based on achievement of certain revenue metrics over a four-year period. Grover is a leading provider of electronic pull-tabs currently distributed over six U.S. states: North Dakota, Ohio, Virginia, Kentucky, New Hampshire and Indiana (since December 2025).
We accounted for this acquisition using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. We incurred $15 million in acquisition-related costs, which were recorded in restructuring and other for the year ended December 31, 2025.
The following table summarizes the allocation of the purchase price:

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
Accounts receivable and other current and non-current assets and liabilities were valued at the existing carrying values, which approximated their estimated fair values. The fair value of property and equipment, which primarily consisted of electronic pull-tab gaming devices, was determined using replacement cost and cost-plus pricing.
The fair values of intangible assets that have been identified were determined using a combination of the excess earnings method and the relief from royalty method using Level 3 inputs in the fair value hierarchy established by ASC 820. The discount rates used in the valuation analysis ranged between 14% and 15%, and the royalty rates used were between 2% and 18%. The following table details the intangible assets that have been identified:

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
Grover revenue and net income since the acquisition date and through December 31, 2025 included in the consolidated statements of operations and comprehensive income were not material. The Grover operating segment was aggregated with our Gaming reportable business segment (see Note 2).
(10) Intangible Assets, net and Goodwill
Intangible Assets, net
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of two to fifteen years with no estimated residual values, which materially approximates the expected pattern of use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors. The following tables present certain information regarding our intangible assets as of December 31, 2025 and 2024.

	As of December 31,
	2025			2024
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,252	$(703)	$549	$898	$(624)	$274
Intellectual property	1,044	(873)	171	924	(801)	123
Licenses	312	(258)	54	290	(242)	48
Brand names	129	(127)	2	128	(125)	3
Trade names	190	(163)	27	161	(159)	2
Patents and other	12	(7)	5	11	(7)	4
Total intangible assets	$2,939	$(2,131)	$808	$2,412	$(1,958)	$454
The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2025	2024	2023
Amortization expense(1)	$147	$149	$199
(1) The year ended December 31, 2023 includes $29 million in incremental expense related to a change in estimate that accelerated amortization related to certain legacy trade names and an intangible assets non-cash impairment charge of $4 million related to SciPlay restructuring of a certain foreign studio.

Estimated intangible asset amortization expense for the year ending December 31, 2026 and each of the subsequent four years is as follows:

	Year Ending December 31,
	2026	2027	2028	2029	2030
Amortization expense	$151	$145	$118	$96	$56
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

Goodwill
The table below reconciles the change in the carrying value of goodwill, by reportable business segment, for the period from December 31, 2023 to December 31, 2025.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2023	$2,388	$210	$347	$2,945
Foreign currency adjustments	(18)	(1)	(23)	(42)
Other	(13)	—	—	(13)
Balance as of December 31, 2024	2,357	209	324	2,890
Foreign currency adjustments	36	8	45	89
Acquired goodwill(2)	392	—	—	392
Balance as of December 31, 2025	$2,785	$217	$369	$3,371
(1) Accumulated goodwill impairment charges for the Gaming reportable business segment as of December 31, 2025 were $989 million.
(2) Represents goodwill related to the Grover acquisition (see Note 9).
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
We review our operating segments in accordance with ASC 350 to determine reporting units within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have seven reporting units: Gaming, U.K. Gaming, Casino Management Systems, Table Products, Grover, SciPlay and iGaming. For reportable business segment information, see Note 2.
Our annual goodwill impairment tests as of October 1, 2025 indicated it was more likely than not that the fair values of each of our reporting units that have goodwill exceeded their respective carrying values.
(11) Software, net
We capitalize direct costs used in the development of internal-use software. Amounts capitalized are amortized over a period of two to ten years on a straight-line basis.
We purchase, license and incur costs to develop external use software and game themes (collectively referred to as software) to be used in the products we sell, lease or market to customers. Costs incurred in creating software are expensed when incurred as R&D until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. Generally, the software we develop reaches technological feasibility when a working model of the software is available. We capitalize the payments made for software that we purchase or license for use in our products that has previously met the technological feasibility criteria prior to our purchase or license. Additionally, we incur and capitalize regulatory approval costs for our game themes after technological feasibility is achieved. Amortization of capitalized software costs is recorded over the estimated economic life, which is typically two to ten years.
.

Software, net consisted of the following:

	As of December 31,
	2025	2024
Software	$1,151	$1,137
Accumulated amortization	(960)	(976)
Software, net	$191	$161
In the years ended December 31, 2025 and 2024, we capitalized $102 million and $87 million, respectively, of development expenditures.
The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$80	$78	$68
(12) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2025	2024
Compensation and benefits(1)	$131	$140
Accrued interest	44	31
Minimum guarantee license obligations	22	31
Legal matters	144	89
Contract liabilities (including customer advances, deposits and funds held on behalf of customers)	28	21
Taxes, other than income	28	16
Operating lease liabilities	18	16
Contingent acquisition consideration liabilities	7	8
Other	113	95
Total	$535	$447
(1) Includes $57 million and $44 million in liability-classified equity awards as of December 31, 2025 and 2024, respectively.
(13) Leases and Other Commitments
Leases
Our operating leases primarily consist of real estate leases such as offices, warehouses and game development studios. Our leases have remaining lease terms ranging from one to nine years, some of which include options to extend the leases for up to three years or to terminate the leases within one year. Our finance leases are immaterial.
Our total operating lease expense was $26 million, $24 million and $23 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of December 31,
	2025	2024
Operating lease right-of-use assets	$43	$44
Accrued liabilities	18	16
Operating lease liabilities	29	31
Total operating lease liabilities	$47	$47
Weighted average remaining lease term, years	3	3
Weighted average discount rate	6%	6%

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22	$23	$22
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$19	$12	$16
Lease liability maturities are as follows:

	2026	2027	2028	2029	2030	Thereafter	Less Imputed Interest	Total
Operating leases	$21	$14	$9	$4	$2	$2	$(5)	$47
As of December 31, 2025, we did not have material additional operating leases that have not yet commenced.
Other Commitments
U.S. 401(k) plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2025, 2024 and 2023 amounted to $10 million, $9 million and $9 million, respectively.

(14) Long-term Debt
Outstanding Debt
The following table reflects our outstanding debt:

	As of December 31,
	2025					2024
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2030	variable	$230	$—	$230	$—
LNWI Term Loan A	2028	variable	790	(2)	788	—
LNWI Term Loan B	2029	variable	2,134	(18)	2,116	2,133
LNWI Senior Notes:
2028 Unsecured Notes	2028	7.000%	—	—	—	695
2029 Unsecured Notes	2029	7.250%	500	(3)	497	496
2031 Unsecured Notes	2031	7.500%	550	(6)	544	543
2033 Unsecured Notes	2033	6.250%	1,000	(15)	985	—
Other	—	—	3	—	3	3
Total long-term debt outstanding			$5,207	$(44)	$5,163	$3,870
Less: current portion of long-term debt					(53)	(23)
Long-term debt, excluding current portion					$5,110	$3,847
Fair value of debt(1)			$5,269

(1) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
The following reflects the principal amount of debt payments due over the next five years and beyond as of December 31, 2025:

Due	Total Principal Due	Series of Debt	Principal Due per Series of Debt
2026	$53	Term Loan A	$30
		Term Loan B	22
		Other	1
2027	63	Term Loan A	40
		Term Loan B	22
		Other	1
2028	743	Term Loan A	720
		Term Loan B	22
		Other	1
2029	2,568	Term Loan B	2,068
		2029 Unsecured Notes	500
2030	230	Drawn Revolving Credit Facility	230
2031 and beyond	1,550	2031 Unsecured Notes	550
		2033 Unsecured Notes	1,000
Unamortized discount and deferred financing costs	(44)
Total debt book value as of December 31, 2025	$5,163

Credit Agreements
L&W and certain of its subsidiaries are party to the LNWI Credit Agreement. As of December 31, 2025, this credit agreement included (a) the LNWI Revolver, a revolving credit facility of $1.0 billion scheduled to mature February 10, 2030, with up to $350 million available for issuances of letters of credit and (b) the LNWI Term Loan B, a term loan facility with an initial aggregate principal amount of $2.2 billion that matures April 14, 2029.
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
The interest rate for the Term Loan B was either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.25% per annum or (ii) a base rate plus 1.25% per annum. The interest rate for revolver borrowings is either (i) Adjusted Term SOFR Rate (or an alternative benchmark rate for non-US dollar borrowings) plus 1.75% per annum or (ii) a base rate plus 0.75% per annum, with one 0.25% per annum step-up and one 0.25% per annum step-down based on LNWI’s Consolidated Net First Lien Leverage Ratio (as defined in the LNWI Credit Agreement) at the end of future fiscal quarters. LNWI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.25% per annum through maturity, subject to a step-down to 0.20% per annum or a step-up to 0.30% per annum based upon the achievement of certain Consolidated Net First Lien Leverage Ratios.
On May 15, 2025 (the “TLA Closing Date”), LNWI entered into the LNWI Credit Agreement A, pursuant to which LNWI borrowed an aggregate principal amount of $800 million in term loans under the LNWI Term Loan A facility. The proceeds of the loans were used to complete the Grover acquisition and pay fees and expenses related thereto. Loans under the LNWI Term Loan A will mature on May 15, 2028 and, beginning with the first fiscal quarter ending on September 30, 2025, will amortize in quarterly installments in aggregate amounts equal to (i) for the first four full fiscal quarters following the TLA Closing Date, 0.625% of the aggregate principal amount of the LNWI Term Loan A funded on the TLA Closing Date and (ii) for each fiscal quarter following the fourth full fiscal quarter following the TLA Closing Date, 1.25% of the aggregate principal amount of such LNWI Term Loan A funded on the TLA Closing Date, with any outstanding balance due and payable at maturity. Loans under the LNWI Term Loan A will bear interest at either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement A) plus, based upon certain leverage tests, between 2.00% and 1.50% per annum or (ii) a base rate plus between 1.00% and 0.50% per annum. The LNWI Term Loan A is subject to customary affirmative covenants and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter, and it requires that the Company not be in excess of a maximum consolidated net first lien leverage ratio of 4.50:1.00.
On January 22, 2026, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the amendment, the interest rate for the Term Loan B is either (i) Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum.
2029, 2031 and 2033 Unsecured Notes
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
On September 24, 2025, LNWI issued $1.0 billion in aggregate principal amount of 6.250% senior unsecured notes due 2033 pursuant to an indenture among LNWI, as issuer, the Company, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. The 2033 Unsecured Notes bear interest at the rate of 6.250% per annum, which accrues from September 24, 2025 and is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. We may redeem all or any portion of the 2033 Unsecured Notes at any time on or after October 1, 2028, at the prices specified in the indenture. We may redeem all or any portion of the 2033 Unsecured Notes at any time on or after October 1, 2030 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of the redemption plus a “make whole” premium. We used the net proceeds of the 2033 Unsecured Notes to redeem all $700 million of the 2028 Unsecured Notes, pay accrued and unpaid interest thereon plus related fees and expenses and pay all outstanding borrowings under the LNWI Revolver, with any remaining proceeds used for general corporate purposes, which included repurchases of the Company’s equity.
The following table sets forth the date of the indenture, redemption prices and dates and ranking, guarantees and collateral for each of our outstanding series of notes:

Series of Notes	Indenture Date	Redeemable at Make Whole Price Prior To(1)	Ranking, Guarantees and Collateral
2029 Unsecured Notes	November 26, 2019	November 15, 2024	Senior Unsecured
2031 Unsecured Notes	August 23, 2023	September 1, 2026	Senior Unsecured
2033 Unsecured Notes	September 24, 2025	October 1, 2028	Senior Unsecured

(1) Refers to the date prior to which such series of notes may be redeemed at a redemption price equal to 100% of the principal amount of such notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. On or after such date, such notes may be redeemed at the prices specified in the indenture governing such notes.

Ranking, Guarantees and Collateral
Borrowings under the LNWI Credit Agreement and LNWI Credit Agreement A are senior secured obligations of LNWI, rank equally to all of LNWI’s existing and future senior debt and rank senior to all of LNWI’s existing and future senior subordinated debt, if any. The Unsecured Notes are senior unsecured obligations of LNWI, rank equally to all of LNWI’s existing and future senior debt and rank senior to all of LNWI’s existing and future senior subordinated debt, if any.
Borrowings under the LNWI Credit Agreement, LNWI Credit Agreement A and the Senior Notes are guaranteed by us and each of our current and future direct and indirect wholly-owned domestic subsidiaries (other than LNWI and certain immaterial subsidiaries), subject to certain customary exceptions as set forth in the LNWI Credit Agreement, LNWI Credit Agreement A and the indentures governing such notes. Borrowings under the LNWI Credit Agreement, LNWI Credit Agreement A and the Senior Notes are structurally subordinated to all of the liabilities of our Non-Guarantor Subsidiaries.
The obligations under the LNWI Credit Agreement and LNWI Credit Agreement A are secured by a first priority lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of LNWI and the other guarantors, and (2) 100% of the capital stock (or other equity interests) of the direct domestic subsidiaries of L&W, LNWI and the guarantors and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of L&W, LNWI and the guarantors, in each case, subject to certain customary exceptions.
Restrictive Covenants
The credit facilities are subject to customary affirmative and negative covenants as well as a financial covenant. The financial covenant in the LNWI Credit Agreement is solely for the benefit of the revolving facility, is tested at the end of each fiscal quarter if the outstanding borrowings (excluding up to $5 million of undrawn letters of credit and any cash collateralized letters of credit) under the revolving facility exceed 30% of the commitments under the revolving facility, and requires that L&W and its Restricted Subsidiaries not be in excess of a maximum Consolidated Net First Lien Leverage Ratio of 4.50:1.00. The LNWI Credit Agreement A also includes a similar financial covenant, as applicable to the Term Loan A facility.
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
We were in compliance with the financial covenants under our debt agreements as of December 31, 2025.
Debt Issuance Costs and Loss on Debt Financing Transactions
We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method. The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with the issuance of the 2031 Unsecured Notes and 2033 Unsecured Notes, we capitalized $8 million and $15 million, respectively, in financing costs presented as a reduction to long-term debt.

The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2025	2024	2023
Repayment of principal balance at premium	$—	$—	$12
Unamortized debt discount and deferred financing costs, net	5	2	3
Total loss on debt financing transactions	$5	$2	$15
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
Derivative Financial Instruments
As of and for the year ended December 31, 2025, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of December 31, 2025. These hedges mature in April 2027.
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
The following table shows the loss and interest income on our interest rate swap contracts:

	Year Ended December 31,
	2025	2024	2023
Loss recorded in accumulated other comprehensive loss, net of tax	$(12)	$(1)	$(7)
Interest income recorded related to interest rate swap contracts	10	17	15
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Total interest expense which reflects the effects of cash flow hedges	$(314)	$(293)	$(309)
Hedged item	(20)	(20)	(20)
Derivative designated as hedging instrument	30	37	35
The following table shows the fair value of our hedges:

		As of December 31,
	Balance Sheet Line Item	2025	2024
Interest rate swaps(1)	Other assets	$5	$19
(1) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Contingent Acquisition Consideration Liabilities
In connection with our acquisitions, we have recorded certain contingent acquisition consideration liabilities (including redeemable non-controlling interest), of which the values are primarily based on reaching certain revenue or earnings-based metrics. The related liabilities were recorded at fair value on their respective acquisition dates as a part of the consideration transferred and are remeasured each reporting period (other than for redeemable non-controlling interest, which is measured based on its redemption value). The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2024 to December 31, 2025.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2024	$15	$8	$7
Additions(1)	56
Payments	(2)
Fair value adjustments(1)	25
Other adjustments(2)	(6)
Balance as of December 31, 2025	$88	$7	$81
(1) Represents contingent consideration liability related to the Grover acquisition (see Note 9) including change in the fair value subsequent to the acquisition date (see Note 4).
(2) Represents extinguishment of $6 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets were not met. The gain was recorded in other (expense) income, net in our consolidated statements of operations.

(16) Stockholders’ Equity
The following reflects total stock-based compensation expense recognized under all programs:

	Year Ended December 31,
	2025	2024	2023
Related to L&W RSUs	$121	$110	$89
Related to SciPlay RSUs(1)	—	—	29
Total(2)	$121	$110	$118

(1) Stock-based compensation expense related to SciPlay RSUs was for awards granted prior to the SciPlay Merger. Upon completion of the SciPlay Merger in 2023, these RSUs were converted to awards denominated in L&W shares.

(2) The years ended December 31, 2025, 2024 and 2023 include $50 million, $43 million and $63 million, respectively, classified as liability awards.

The following table sets forth the change in the number of shares of common stock outstanding during the fiscal years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Shares outstanding as of beginning of period	86	90
Shares issued as part of equity-based compensation plans and the employee stock purchase plan (“ESPP”), net of shares surrendered	2	1
Shares repurchased into treasury stock	(11)	(5)
Shares outstanding as of end of period	77	86
L&W Stock-Based and Other Incentive Compensation
Pursuant to our incentive stock plans, we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion and subject to the terms of the applicable equity-based compensation plan. We also offer an ESPP, which allows for a total of up to 2 million shares of common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months, and shares are purchased on the last day of the offering period at a 15% discount to the stock’s market value. For offering periods in 2025, 2024 and 2023, we issued approximately 48,000, 45,000 and 38,000 shares of common stock, respectively, at average prices of $85.22, $79.91 and $63.85 per share, respectively.
Options granted over the last several years have generally become exercisable in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. All such options have been granted with a maximum term of ten years. RSUs typically vest in three equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met.
Effective November 13, 2025, the Company’s common stock was delisted from the Nasdaq Stock Market and the following day began trading as a sole listing on the ASX through CHESS Depositary Interests (“CDIs”). Each CDI represents a beneficial interest in one share of the Company’s common stock. Following the transition to the sole ASX listing, equity-based awards granted under the Company’s equity compensation plans, including RSUs and stock options, are ultimately settled in the Company’s equivalent number of CDIs for participants subject to Australian settlement requirements. Unless otherwise indicated, all amounts presented are reported in U.S. dollars, and amounts disclosed for ASX-related purposes are translated from Australian dollars to U.S. dollars using the applicable spot exchange rate.
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
As of December 31, 2025, we had approximately 27 million shares of common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the “2003 Plan”) (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2025, we had approximately 3 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan.

Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2025 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2024	1.5	2.0	$35.27	$77
Granted	—	—	$—	$—
Exercised	—	—	$31.98	$3
Cancelled	—	—	$—	$—
Options outstanding as of December 31, 2025	1.5	1.0	$35.52	$74
Options exercisable as of December 31, 2025	1.5	1.0	$35.25	$74
Options expected to vest as of December 31, 2025	—	7.7	$74.69	$—
The weighted-average grant date fair value of options granted during 2024 was $80.36. No stock options were granted during the years ended December 31, 2025 and 2023. The aggregate intrinsic value of the options exercised during the years ended December 31, 2025, 2024 and 2023 was approximately $3 million, $2 million and $14 million, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2025	2024	2023
Assumptions:
Expected volatility	N/A	70%	N/A
Risk-free interest rate	N/A	3.88%	N/A
Dividend yield	N/A	—	N/A
Expected life (in years)	N/A	6	N/A
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
At December 31, 2025, unrecognized stock-based compensation expense relating to unvested stock options was not material. During the year ended December 31, 2025, we received $1 million in cash from the exercise of stock options.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2025 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2024	2.0	$75.49
Granted	1.2	$104.84
Vested	(1.4)	$80.79
Cancelled	(0.1)	$87.64
Unvested RSUs as of December 31, 2025	1.7	$90.80
The weighted-average grant date fair value of RSUs granted during 2025 and 2024 was $104.84 and $99.11, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of the grant. At December 31, 2025, we had $85 million of unrecognized stock-based compensation expense relating to all unvested RSUs amortized over a weighted-average period of approximately one year. The fair value at vesting date of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $133 million, $172 million and $62 million, respectively.

Share Repurchase Program
On June 11, 2024, our Board of Directors approved a share repurchase program, as amended on July 31, 2025, under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.5 billion of shares of outstanding common stock or CDIs. Repurchases under the share repurchase program may be effected at the discretion of the Transaction Committee of the Board of Directors through one or more open market repurchases, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial or other arrangements, or a combination of the foregoing. The share repurchase program may be suspended or discontinued at any time.
During the years ended December 31, 2025, 2024 and 2023, we repurchased 10.1 million, 4.8 million and 2.4 million shares of common stock and/or CDIs, respectively, under the repurchase programs at an aggregate cost of $885 million, $465 million and $171 million (including excise tax), respectively.
(17) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of other comprehensive loss are presented below:

	Foreign Currency Items	Derivative Financial Instruments(1)	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$(342)	$24	$(318)
Change during period	42	(7)	35
Reclassified into operations	—	—	—
Balance at December 31, 2023	$(300)	$17	$(283)
Change during period	(81)	(1)	(82)
Reclassified into operations	—	—	—
Balance at December 31, 2024	$(381)	$16	$(365)
Change during period	154	(12)	142
Reclassified into operations	—	—	—
Balance at December 31, 2025	$(227)	$4	$(223)

(1) The change during the period is net of income taxes of $2 million, $— million and $2 million in 2025, 2024 and 2023, respectively.
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
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each taxpaying jurisdiction. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $71 million has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized; however, the amount of the DTAs considered realizable could be adjusted if estimates of future taxable income during the carry forward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have accounted for the impact of the OBBBA on our consolidated financial statements as of December 31, 2025 and continue to evaluate any further potential impacts from provisions taking effect at a later time.

The components of net income before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$133	$191	$92
Foreign	232	230	113
Net income from continuing operations before income tax expense	$365	$421	$205
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
Current
U.S. Federal	$20	$61	$53
U.S. State	9	22	6
Foreign	78	84	50
Total	107	167	109
Deferred
U.S. Federal	(2)	(61)	(61)
U.S. State	1	(4)	(15)
Foreign	(17)	(17)	(8)
Total	(18)	(82)	(84)
Total income tax expense	$89	$85	$25

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax	$77	21.0%
State and local income tax, net of federal (national) income tax effect(1)	8	2.2%
Foreign tax effects:
Australia	7	1.8%
India	6	1.5%
Malta	5	1.4%
Gibraltar	5	1.4%
Other foreign jurisdictions	(3)	(0.9)%
Effect of cross-border tax laws:
Foreign derived intangible income ("FDII")	(4)	(1.2)%
Other	2	0.6%
Tax credits:
Research and development credits	(5)	(1.4)%
Foreign tax credits	(7)	(1.8)%
Changes in valuation allowances	3	0.7%
Non-taxable or non-deductible items:
Stock-based compensation	(6)	(1.6)%
Other	3	0.8%
Changes in unrecognized tax benefits	13	3.5%
Impact of internal restructuring	(9)	(2.4)%
Other	(6)	(1.3)%
Income tax expense	$89	24.3%

(1) The majority (greater than 50%) of the tax effect in this category is attributable to state taxes in California, New York, New Jersey, and Illinois.
Our 2025 effective tax rate was impacted by the effect of worldwide tax rates on foreign earnings and uncertain tax positions, partially offset by tax benefits of internal restructurings.
The reconciliation of the U.S. federal statutory tax rate to the actual tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State tax expense	2.2%	1.8%
Foreign earnings at rates different than U.S. federal rate	1.6%	3.4%
Foreign withholding taxes	0.9%	3.1%
Valuation allowance adjustments	1.5%	3.4%
Permanent items	(4.0)%	(1.7)%
Tax credits	(2.5)%	(4.7)%
Impact of internal planning and restructuring	(3.0)%	(6.4)%
Impact of sale of discontinued operations	—%	(6.9)%
Other	2.6%	(0.9)%
Effective income tax rate	20.3%	12.1%
Our 2024 effective tax rate was impacted by the effect of worldwide tax rates on foreign earnings, more than offset by tax benefits of internal restructuring and tax credits. Our 2023 effective tax rate was impacted by the effect of worldwide tax rates on foreign earnings, more than offset by tax benefits of internal restructuring and the impact of discontinued operations in 2022.
The following is a summary of the income taxes paid (net of refunds) by jurisdiction:

Year Ended December 31, 2025
United States - Federal(1)	$(2)
United States - State and Local	10
Australia	47
Austria	12
Sweden	10
United Kingdom	8
India	9
Other Foreign	24
Total income taxes paid	$118
(1) 2024 U.S. Federal tax payments were $85 million. 2025 U.S. Federal tax payments were reduced by the impact of favorable provisions related to OBBBA and excess 2024 U.S. Federal tax payments applied to 2025 estimated taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	As of December 31,
	2025	2024
Deferred tax assets:
Reserves and other accrued expenses	$130	$90
Net operating loss carry forwards	74	82
Capitalized research and development expenditures	52	85
Interest limitation carry forwards	82	60
Stock compensation	27	33
Property and equipment	9	8
Differences in financial reporting and tax basis for:
Other	41	41
Less: Valuation allowance	(71)	(67)
Realizable deferred tax assets	344	332
Deferred tax liabilities:
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(49)	(57)
Property and equipment	(31)	(35)
Other	(21)	(23)
Total deferred tax liabilities	(101)	(115)
Net deferred tax asset on balance sheet	$243	$217
At December 31, 2025, we had the following NOL, interest limitation, R&D credit, and state tax credit carry forwards:

	December 31, 2025
	Federal	State	Foreign
NOL carry forwards	$—	$506	$257
Interest limitation carry forwards	238	151	97
Tax credits	7	2	—

The state and foreign NOL carryforwards can be carried forward for periods that vary from five years to indefinitely. Federal tax credits expire through 2034. State tax credits expire through 2031. The interest limitation carryforwards can be carried forward indefinitely in all applicable jurisdictions.
At December 31, 2025 and 2024, we had the following valuation allowances:

	December 31,
	2025	2024
Federal	$9	$6
State	13	13
Foreign	49	48
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
Unrecognized Tax Benefits
The total amount of unrecognized tax benefits (“UTBs”) as of December 31, 2025 was $74 million. Of this amount, $74 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Income and have an impact on our effective tax rate. During the fourth quarter of 2025, we recognized approximately $7 million of tax benefits due to expiration of statutes of limitations on tax positions.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amounts recognized for interest and penalties during the years ended December 31, 2025, 2024 and 2023 were not material.
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are generally not subject to examination for periods prior to December 31, 2021; however as we utilize our net operating losses, prior periods can be subject to examination. The Company’s U.S. federal income tax returns for tax years 2021 and 2022 are currently under examination by the Internal Revenue Service. There are no other ongoing material U.S. federal, state, local or non-U.S. examinations by tax authorities.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$67	$72	$73
Tax positions related to current year additions	7	1	2
Additions for tax positions of prior years	7	4	1
Tax positions related to prior year reductions	—	—	(4)
Reductions due to lapse of statute of limitations on tax positions	(7)	(10)	—
Balance at end of period	$74	$67	$72
(19) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $144 million and $89 million for all of our legal matters that were contingencies as of December 31, 2025 and 2024, respectively.

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

Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department, which denied Respondents’ appeal on June 22, 2023. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification. On December 9, 2024, the Arbitrator denied the motions for summary judgment and issued a class determination award, certifying a class. On January 9, 2025, Respondents filed a petition to vacate the award in New York Supreme Court. The Court denied Respondents’ petition and granted Claimant’s cross-petition to confirm the award on July 2, 2025, and on July 7, 2025, Respondents appealed to the New York Appellate Division, First Department. On November 14, 2025, the Arbitrator entered a scheduling order setting the evidentiary hearing in this matter for April 15 to 30 and May 6 to 13, 2026. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
Allah Beautiful Matter
On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on December 9, 2024. The parties signed a written settlement agreement on January 6, 2025, which received final court approval on November 26, 2025.
Sprinkle Matter
On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, respondent filed its answering statement to claimant’s arbitration demand. On March 4, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on April 24, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on December 9, 2024. The parties signed a written settlement agreement on January 6, 2025, which received final court approval on November 26, 2025.
Andrea Sornberger Matter
On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. On August 24, 2023, plaintiff voluntarily dismissed her complaint without prejudice, and re-filed it in the Circuit Court of Franklin

County, Alabama. On September 27, 2023, defendants removed the re-filed action to the United States District Court for the Northern District of Alabama. On October 26, 2023, plaintiff filed a motion to remand the action to the Circuit Court of Franklin County, Alabama. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 8, 2024, the Court granted the Plaintiff’s unopposed motion to stay the case and stayed the case until October 29, 2024. On November 12, 2024, the parties jointly stipulated to dismiss the case without prejudice to time-related defenses, should the settlement agreement between the parties not become final. The parties signed a written settlement agreement on January 6, 2025, which received final court approval on November 26, 2025. On March 25, 2025, the Court dismissed the case with prejudice, provided, however, that if the terms of the settlement were not fully consummated within 45 days of the order, then the Court would entertain a petition to reinstate the action. On March 28, 2025, plaintiff filed an unopposed motion to vacate the dismissal with prejudice and asked the Court to enter a dismissal order consistent with the parties’ agreed-upon stipulation of dismissal; on January 9, 2026, the Court denied the motion as moot.
Roberts Matter
On July 25, 2023, claimant Donovan Roberts filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Kentucky’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the claimant. On October 6, 2023, respondent filed its answering statement to claimant’s arbitration demand. On May 30, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand. On August 12, 2024, the Arbitrators granted respondent’s motion to dismiss in part, and dismissed the claimant’s claims seeking to recover losses of other Kentucky residents. The Arbitrators allowed claimant’s claim for his own personal alleged losses to proceed. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. In response to respondent’s unopposed request to stay the matter, on October 3, 2024, the Arbitrators marked the case file inactive, and the American Arbitration Association closed the case as settled on January 9, 2026. The parties signed a written settlement agreement on January 6, 2025, which received final court approval on November 26, 2025.
Ebersole Matter
On July 25, 2023, claimant Christopher Ebersole filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on June 13, 2025. The parties signed a written settlement agreement on January 6, 2025, which received final court approval on November 26, 2025.
Murnaghan Matter
On July 25, 2023, claimant Hope Murnaghan filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The demand asserts claims for alleged violations of Massachusetts’ anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Massachusetts players of SciPlay’s online social casino games other than the claimant. On October 12, 2023, respondent filed its answering statement to claimant’s arbitration demand. On April 1, 2024, respondent filed a motion to dismiss the claimant’s arbitration demand, which the Arbitrators denied on May 16, 2024. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 1, 2024, the Arbitrators granted respondent’s unopposed motion to stay the matter, and the American Arbitration Association closed the case as settled on June 12, 2025. The parties signed a written settlement agreement on January 6, 2025, which received final court approval on November 26, 2025.
Ewing Matter
On November 30, 2023, plaintiff Lauren Ewing filed a lawsuit against SciPlay Corporation and SciPlay Games LLC in the Circuit Court for the 14th Judicial District of Tennessee. The complaint asserts claims for alleged violations of Tennessee’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Tennessee players of SciPlay’s online social casino games. On December 15, 2023, defendants removed the action to the United States District Court for the Eastern District of Tennessee. On January 12, 2024, plaintiff filed a motion to remand the action to the Circuit

Court for the 14th Judicial District of Tennessee. On January 22, 2024, defendants filed a motion to dismiss plaintiff’s complaint and a motion to compel arbitration of plaintiff’s claims. On September 26, 2024, the United States District Court for the Eastern District of Tennessee granted plaintiff’s motion to remand the case to State court. In light of the remand order, the District Court did not rule on defendants’ motions to dismiss and to compel arbitration. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, defendants filed a petition for permission to appeal the District Court’s remand order with the United States Court of Appeals for the Sixth Circuit. On October 23, 2024, the District Court granted defendants’ motion to stay its remand order until the Sixth Circuit fully disposes of the petition for permission to appeal. On January 30, 2025, the Sixth Circuit granted the parties’ joint motion to stay the case until April 30, 2025. The Sixth Circuit has periodically extended the stay, but dismissed the appeal on January 21, 2026 after granting the parties’ joint stipulation to voluntarily dismiss the appeal with prejudice. The parties signed a written settlement agreement on January 6, 2025, which received final court approval on November 26, 2025. On January 22, 2026, the State court dismissed the case after the parties entered a stipulated dismissal with prejudice.
Fuqua Matter
On August 22, 2024, plaintiff Dianne Fuqua filed a complaint against SciPlay Corporation and SciPlay Games, LLC in the United States District Court for the Western District of Kentucky. The complaint asserts claims for alleged violations of Kentucky anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Kentucky players of SciPlay’s online social casino games other than the plaintiff, the award of interest and costs, and unspecified other relief. On September 30, 2024, the parties entered into a written term sheet to resolve the matter, subject to the execution of a written settlement agreement and judicial approval of the settlement terms. On October 7, 2024, the Court granted Plaintiff’s unopposed motion to stay and stayed all deadlines for 30 days. The Court has periodically extended the stay, but dismissed the case on January 20, 2026 after the plaintiff filed a notice of voluntary dismissal with prejudice. The parties signed a written settlement agreement on January 6, 2025, which received final court approval on November 26, 2025.
Timothy Sornberger Matter
On January 9, 2025, plaintiffs Timothy Sornberger, Donovan Roberts, Matthew Sprinkle, Hope Murnaghan, Luke Whitney, Prince Imanifest Allah Beautiful, and Christopher Ebersole filed a putative multistate class action complaint against SciPlay Corporation and SciPlay Games, LLC in the Circuit Court of Franklin County, Alabama. The complaint asserts claims for alleged violations of anti-gambling statutes of the states of Alabama, Tennessee, Kentucky, Ohio, New Jersey, and Massachusetts. The plaintiffs seek to represent putative classes of individuals in their respective home states who spent money playing SciPlay’s online social casino games during various periods of time. The complaint seeks unspecified money damages, including recovery of monies allegedly lost by players of SciPlay’s online social casino games in the enumerated states, the award of interests and costs, attorneys’ fees and expenses and unspecified other relief. On January 17, 2025, the parties filed a notice of a proposed class settlement and a motion to stay the deadlines to answer or otherwise respond to the complaint. On January 17, 2025, the court stayed all deadlines in the action, pending the filing of a motion for preliminary approval of a class action settlement, which the plaintiffs filed on August 5, 2025. Also on August 5, 2025, the court entered an order preliminarily approving the class action settlement and setting a fairness hearing on the class action settlement for November 26, 2025. On November 26, 2025, the court held a fairness hearing on the class action settlement, gave final approval to the settlement, entered final judgment, and dismissed the case with prejudice.
De Guzman Matter
On January 13, 2026, plaintiff Mark De Guzman filed a putative class action complaint against Sciplay Corporation and SciPlay Games, LLC in the United States District Court for the Northern District of California. The complaint asserts claims for alleged violations under California’s Unfair Competition Law, California’s Consumer Legal Remedies Act, and California’s Penal Code, and for unjust enrichment. The plaintiff seeks to represent a putative class of California residents who spent money playing SciPlay’s online social casino games during the four years preceding the filing of plaintiff’s complaint. Plaintiff’s complaint seeks an order certifying the proposed class, and further seeks unspecified money damages, rescission, restitution, and injunctive relief, the award of interest, costs, and plaintiff’s reasonable attorney’s fees, and unspecified other equitable relief. Defendants’ responsive pleadings to the complaint are not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of possible losses, if any. We believe that the claims in the complaint are without merit, and intend to vigorously defend against them.
Herman Matter
On January 15, 2026, plaintiff Sean Herman filed a putative class action complaint against SciPlay Corporation and SciPlay Games, LLC in the United States District Court for the Western District of Washington. The complaint asserts claims for alleged violations of Washington State’s anti-gambling statutes and Washington State’s Consumer Protection Act. The plaintiff seeks to represent a putative class of Washington State residents who spent money playing SciPlay’s online social casino games during the three years preceding the filing of plaintiff’s complaint. Plaintiff’s complaint seeks an order certifying the proposed class, and further seeks unspecified money damages, rescission, restitution, and injunctive relief, the award of interest, costs, and plaintiff’s reasonable attorneys’ fees, and unspecified other equitable relief. Defendants’ responsive pleadings to the complaint are not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the complaint are without merit, and intend to vigorously defend against them.
Aristocrat Matter (United States)
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ DRAGON TRAINTM and JEWEL OF THE DRAGON® games. Plaintiffs’ operative complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted in part and denied in part on June 24, 2024. On May 22, 2024, the plaintiffs filed a motion for a preliminary injunction, which the district court granted on September 23, 2024. On July 15, 2024, the plaintiffs filed a First Amended Complaint, which defendants answered on August 12, 2024. On November 21, 2024, the plaintiffs filed a motion to enforce the district court’s preliminary injunction, which the court denied on January 3, 2025. On March 14, 2025, the plaintiffs filed a Second Amended Complaint, which defendants answered on April 11, 2025. On July 15, 2025, the plaintiffs filed a motion to extend the current pretrial deadlines, which the court granted on October 2, 2025. On July 17, 2025, the parties jointly filed a proposed stipulated order regarding the court’s preliminary injunction entered in September 2024. On October 17, 2025, the court granted plaintiffs’ renewed motion to obtain discovery of math models for certain Light & Wonder hold and spin games released since 2021. On December 11, 2025, the parties filed a stipulated motion to extend the current pretrial deadlines, which the court granted on December 16, 2025. On January 12, 2026, the parties jointly filed a motion to stay the action until March 12, 2026, in view of a settlement reached by the parties. On January 12, 2026, the court entered an order directing the parties to file, by March 12, 2026, either documents to dismiss the action or a joint status report informing the court of the status of the settlement.
Aristocrat Matter (Australia)
On October 4, 2024, Aristocrat Technologies Australia Pty Limited brought a civil action in the Federal Court of Australia against L&W and LNW Gaming ANZ Pty Ltd., among other defendants. Plaintiff asserts claims for breach of confidence, breach of contract (against other defendants) and inducing breach of contract, breaches of the Australian Consumer Law, and copyright infringement relating to defendants’ Dragon Train games, and breach of confidence relating to defendants’ Jewel of the Dragon games. Plaintiff’s complaint seeks preliminary and permanent injunctive relief, unspecified damages or an account of profits, and the award of costs. On October 4, 2024, the plaintiff filed a motion for an interlocutory injunction, which it amended on November 12, 2024. On February 3, 2025, L&W and LNW Gaming ANZ Pty Ltd. filed a defense to plaintiff’s complaint. On February 6, 2025, the court denied plaintiff’s motion for interlocutory injunction. On May 26, 2025, the plaintiff filed an amended complaint, and on June 3, 2025, L&W and LNW Gaming ANZ Pty Ltd. filed a defense to plaintiff’s amended complaint. On July 7, 2025, the court entered an order directing that evidence in the proceeding is to be heard by the court in two tranches, with final orders being made after a hearing on the second tranche of evidence. The trial relating to the first tranche of evidence is provisionally scheduled for June 29, 2026 through July 17, 2026. On January 12, 2026, the plaintiffs, L&W and LNW Gaming ANZ Pty Ltd. jointly notified the court that they had reached a settlement between them. Under the terms of the agreement, Light & Wonder consented to an approximately $128 million payment to conclude the matters at issue, and the plaintiffs, L&W and LNW Gaming ANZ Pty Ltd. promised to provide further updates relating to the settlement on or before March 11, 2026.
Evolution Matter
On May 28, 2024, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia brought a civil action in the United States District Court for the District of Nevada against L&W and LNW Gaming, Inc. Plaintiffs assert claims for patent infringement and trade secret misappropriation relating to defendants’ ROULETTEX® and POWERX® games and defendants’ 88 Fortunes Blaze Live Roulette game. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of attorneys’ fees and costs, interest, and declaratory relief. On July 24, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted as to plaintiffs’ claims for patent infringement on February 11, 2025. On August 16, 2024, defendants filed a motion to stay discovery, which the court denied on November 7, 2024. On February 7, 2025, defendants filed a motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation, or, in the alternative, to dismiss the claims, which the court granted on September 30, 2025. On April 10, 2025, Plaintiffs filed a First Amended Complaint and on May 15, 2025, defendants filed a motion to dismiss that First Amended Complaint, which the court denied as moot on September 30, 2025. Also on April 10, 2025, Plaintiffs filed a motion for leave to file a Second Amended Complaint, which the court granted on June 30, 2025. Plaintiffs filed their Second Amended Complaint on June 30, 2025, and defendants filed a motion to dismiss the claims for patent infringement in that complaint on August 8, 2025, which is pending. Also on August 8, 2025, the parties filed a joint stipulation to stay all discovery until and through January 16, 2026, which the court granted on August 11, 2025. On February 2, 2026, defendants filed a motion to stay all discovery pending the court’s ruling on defendants’ motion to dismiss plaintiffs’ Second Amended Complaint, and the resolution of pending Inter Partes Review proceedings involving the majority of the patents asserted in the action. On February 3, 2026, the court entered a scheduling order setting certain pretrial deadlines, including a fact discovery deadline of October 27, 2026. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the complaint are without merit and intend to vigorously defend against them.

SCHEDULE II
LIGHT & WONDER, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023
(in millions)

Allowance for credit losses	Balance at beginning of period	Additions	Deductions(1)	Balance at end of period
Year Ended December 31, 2025	$40	—	(9)	$31
Year Ended December 31, 2024	$41	5	(6)	$40
Year Ended December 31, 2023	$40	5	(4)	$41
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

Tax-related valuation allowance	Balance at beginning of period	Additions / (deductions)(1)	Balance at end of period
Year Ended December 31, 2025	$67	4	$71
Year Ended December 31, 2024	$65	2	$67
Year Ended December 31, 2023	$68	(3)	$65
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

3. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

3.4
Fourth Amended and Restated Bylaws of Light & Wonder, Inc., effective as of November 13, 2025 (incorporated by reference to Exhibit 3.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on November 14, 2025).

3.5
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

4.21
Indenture, dated as of September 24, 2025, among Light and Wonder International, Inc., as issuer, Light & Wonder, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.250% Senior Unsecured Notes due 2033 (incorporated by reference to Light & Wonder, Inc.’s Current Report on Form 8-K filed on September 24, 2025).

4.22	Description of Securities.(†)

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

10.5
Amendment No. 4, dated as of January 22, 2026, among Light and Wonder International, Inc., as the borrower, Light & Wonder, Inc., as holdings, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended the Credit Agreement, dated as of April 14, 2022 (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed January 22, 2026).

10.6
Credit Agreement, dated as of May 15, 2025, by and among Light and Wonder International, Inc., as the borrower, Light & Wonder, Inc., as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on May 16, 2025).

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

10.11
Share Purchase Agreement, dated as of April 26, 2011, by and among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.12	Light & Wonder, Inc. Amended and Restated 2003 Incentive Compensation Plan (Amended and Restated as of November 4, 2025).**(†)

10.13
1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Annual Report on Form 10-K for the fiscal year ended October 31, 1997).**

10.14
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

10.15	Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) Amended and Restated 2016 Employee Stock Purchase Plan (Amended and Restated as of November 4, 2025).**(†)

10.16
Employment Agreement, dated as of August 2, 2021 (effective as of September 1, 2021), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and James Sottile (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).**

10.17
Amendment to Employment Agreement, effective as of June 20, 2025, by and between Light & Wonder, Inc. and James Sottile (incorporated by reference to Exhibit 10.3 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).**

10.18
Consulting Agreement, dated as of June 20, 2025, by and between Light & Wonder, Inc. and James Sottile (incorporated by reference to Exhibit 10.4 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).**

10.19
Employment Agreement, dated as of July 6, 2019 (effective as of March 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).**

10.20
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).**

10.21
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).**

10.22
Amendment to Employment Agreement, dated as of July 24, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Matthew Wilson (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.23
Amendment to Employment Agreement, dated as of November 14, 2022 (effective as of October 10, 2022), by and between Light & Wonder, Inc. and Matthew Wilson (incorporated by reference to Exhibit 10.35 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022).**

10.24
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Jamie Odell (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.25
Amended and Restated Consulting Agreement, dated as of December 5, 2023, by and between Light & Wonder, Inc. and Jamie Odell (incorporated by reference to Exhibit 10.23 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

10.26
Amendment to the Amended and Restated Consulting Agreement, dated as of June 23, 2025, by and between Light & Wonder, Inc. and Jamie Odell (incorporated by reference to Exhibit 10.5 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).**

10.27
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) and Antonia Korsanos (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s (as predecessor to Light & Wonder, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).**

10.28
Amended and Restated Consulting Agreement, dated as of December 5, 2023, by and between Light & Wonder, Inc. and Antonia Korsanos (incorporated by reference to Exhibit 10.25 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

10.29
Amended and Restated Employment Agreement, dated as of October 10, 2022, by and between Light & Wonder, Inc. and Siobhan Lane (incorporated by reference to Exhibit 10.38 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022).**

10.30
Employment Agreement, effective as of August 25, 2023, by and between Light & Wonder, Inc. and Vanja Kalabic (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).**

10.31
Employment Agreement, effective as of December 13, 2023, by and between Light & Wonder, Inc. and Oliver Chow (incorporated by reference to Exhibit 10.28 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

19.1	Securities Trading Policy.(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

99.1
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan, for awards granted prior to 2021 (incorporated by reference to Exhibit 99.4 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

99.2
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019), for awards granted in 2021 or later (incorporated by reference to Exhibit 99.1 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

99.3
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019), for awards granted in 2025 or later (incorporated by reference to Exhibit 99.1 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).**

99.4
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated November 4, 2025), for awards granted in 2026 or later.**(†)

99.5
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.2 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

99.6
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.3 to Light & Wonder, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).**

99.7	Gaming Regulations.(†)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

February 24, 2026	LIGHT & WONDER, INC.
	By:	/s/ Oliver Chow
Oliver Chow, Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2026.

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