Form 10-Q
period 2026-03-31
Light & Wonder, Inc.
filed 2026-05-06
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a one-for-one basis. The total number of shares of the registrant’s common stock outstanding as of May 1, 2026, including shares of common stock underlying the issued and outstanding CDIs, was 78,661,761.

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2026

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:

Term or Acronym	Definition
2025 10-K	2025 Annual Report on Form 10-K filed with SEC on February 24, 2026
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
2031 Unsecured Notes	7.500% senior unsecured notes due 2031 issued by LNWI
2033 Unsecured Notes	6.250% senior unsecured notes due 2033 issued by LNWI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
CDI	CHESS depositary interests
CMS	casino-management system
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Grover	Grover Charitable Gaming business acquired on May 16, 2025
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly-owned subsidiary of L&W and successor to Scientific Games International, Inc.
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

LNWI Credit Agreement A	That certain credit agreement, dated as of May 15, 2025, among LNWI, as the borrower, L&W, as a guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Securities, Inc., Citizens Bank, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas Securities Corp., KeyBanc Capital Markets Inc., U.S. Bank National Association, Fifth Third Bank, National Association, Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners and Deutsche Bank Securities Inc., as Co-Documentation Agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time
LNWI Revolver	Revolving credit facility with aggregate commitments of $1.0 billion extended pursuant to the LNWI Credit Agreement
LNWI Term Loan A	Term loan A facility provided for by the LNWI Credit Agreement A
LNWI Term Loan B	Term loan B facility provided for by the LNWI Credit Agreement
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
R&D	research and development
RSU	restricted stock unit
SciPlay	Our SciPlay business segment
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes or Unsecured Notes	refers to the 2029 Unsecured Notes, 2031 Unsecured Notes and 2033 Unsecured Notes, collectively

Term or Acronym	Definition
SG&A	selling, general and administrative
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
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
•public perception of our response to environmental, social and governance (or “ESG”) issues;
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
•failure of our investments in artificial intelligence and infrastructure to achieve some or all of their intended benefits, including improved efficiency and growth;
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
•challenges or disruptions relating to the completion of the domestic migration of, and recent acquisition integrations into, our enterprise resource planning system;
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
•legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming, including Internet wagering, social gaming, prediction markets and sweepstakes;
•changes in tax laws or tax rulings, or the examination of our tax positions;
•opposition to legalized gaming or the expansion of such opposition and potential restrictions;
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
•the continuing evolution of the scope of data privacy and security regulations, and our belief that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and globally;
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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC and lodgements with the ASX, including under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2025 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws and ASX Listing Rules obligations, we undertake no, and expressly disclaim any, obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Light & Wonder, Inc. and subsidiaries (the "Company") as of March 31, 2026, the consolidated statements of operations and consolidated statements of comprehensive income for the three-month periods ended March 31, 2026 and 2025, the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
May 6, 2026

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Services	$595	$527
Products	195	247
Total revenue	790	774
Operating expenses:
Cost of services(1)	110	111
Cost of products(1)	84	100
Selling, general and administrative	237	217
Research and development	67	65
Depreciation, amortization and impairments	108	91
Restructuring and other	54	20
Operating income	130	170
Other (expense) income:
Interest expense	(81)	(68)
Loss on debt financing transactions	(2)	(1)
Other income, net	15	4
Total other expense, net	(68)	(65)
Net income before income taxes	62	105
Income tax expense	(10)	(23)
Net income	$52	$82
Basic and diluted net income per share:
Basic	$0.68	$0.97
Diluted	$0.66	$0.94
Weighted average number of shares used in per share calculations:
Basic shares	77.6	85.0
Diluted shares	79.2	86.9
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$52	$82
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(4)	48
Derivative financial instruments unrealized gain (loss), net of tax	1	(5)
Total other comprehensive (loss) income	(3)	43
Total comprehensive income	$49	$125
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$147	$167
Restricted cash	102	94
Receivables, net of allowance for credit losses of $28 and $29, respectively	614	689
Inventories, net	185	169
Prepaid expenses, deposits and other current assets	157	164
Total current assets	1,205	1,283
Non-current assets:
Restricted cash	4	5
Receivables, net of allowance for credit losses of $3 and $2, respectively	94	96
Property and equipment, net	347	348
Operating lease right-of-use assets	42	43
Goodwill	3,370	3,371
Intangible assets, net	769	808
Software, net	195	191
Deferred income taxes	279	254
Other assets	60	63
Total assets	$6,365	$6,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$58	$53
Accounts payable	147	189
Accrued liabilities	437	535
Income taxes payable	34	26
Total current liabilities	676	803
Deferred income taxes	10	11
Operating lease liabilities	28	29
Other long-term liabilities	258	264
Long-term debt, excluding current portion	5,082	5,110
Total liabilities	6,054	6,217
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199.0 shares authorized; 78.7 and 118.6 shares issued, respectively, and 78.7 and 77.1 shares outstanding, respectively	1	1
Additional paid-in capital	185	1,276
Retained earnings	351	1,292
Treasury stock, at cost, 41.5 shares as of December 31, 2025	—	(2,101)
Accumulated other comprehensive loss	(226)	(223)
Total stockholders’ equity	311	245
Total liabilities and stockholders’ equity	$6,365	$6,462
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$52	$82
Adjustments to reconcile net income to net cash provided by operating activities	111	107
Changes in working capital accounts, excluding the effects of acquisition	(24)	(4)
Net cash provided by operating activities	139	185
Cash flows from investing activities:
Capital expenditures	(74)	(61)
Other	1	(1)
Net cash used in investing activities	(73)	(62)
Cash flows from financing activities:
Borrowings under revolving credit facility	155	110
Repayments under revolving credit facility	(175)	(70)
Payments on long-term debt	(5)	(5)
Payments of debt issuance and deferred financing costs	(2)	(3)
Payments on license obligations	(4)	(5)
Purchase of L&W common stock	(22)	(166)
Net redemptions of common stock under stock-based compensation plans and other	(26)	(32)
Net cash used in financing activities	(79)	(171)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3
Decrease in cash, cash equivalents and restricted cash	(13)	(45)
Cash, cash equivalents and restricted cash, beginning of period	266	312
Cash, cash equivalents and restricted cash, end of period	$253	$267
Supplemental cash flow information:
Cash paid for interest	$68	$54
Income taxes paid	15	24
Supplemental non-cash transactions:
Non-cash interest expense	$3	$2

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
In the opinion of L&W and its management, we have made all adjustments necessary to present fairly our condensed consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2025 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2025 10-K, other than those related to internal-use capitalized software costs as described in Note 9.
Acquisition of Grover
On May 16, 2025, we completed the acquisition of Grover for an upfront consideration of $850 million, subject to certain customary purchase price adjustments as set forth in the purchase agreement, and up to $200 million in cash in the aggregate in the form of contingent acquisition consideration payments based on achievement of certain revenue metrics over a four-year period. Grover is a leading provider of electronic pull tabs currently distributed over six U.S. states: North Dakota, Ohio, Virginia, Kentucky, New Hampshire and Indiana.
Grover revenue and net income included in the condensed consolidated statements of operations and comprehensive income were not material. The Grover operating segment was aggregated with our Gaming reportable business segment.
Computation of Basic and Diluted Net Income Per Share
Basic and diluted net income per share are based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the effect of the assumed exercise of stock options and vesting of RSUs only in the periods in which such effect would have been dilutive to net income. For the three months ended March 31, 2026 and 2025, we included 1.6 million and 1.9 million, respectively, of common stock equivalents in the calculation of diluted net income per share.
New Accounting Guidance
The FASB issued ASU No. 2025-06, under Subtopic 350-40, Intangibles — Goodwill and Other — Internal-Use Software in September 2025. The new guidance aims to modernize the accounting for internal-use capitalized software costs and removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. An entity is therefore required to start capitalizing internal-use software costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete” recognition threshold). We adopted this guidance as of January 1, 2026, and it did not have a material impact on our consolidated financial statements.
There have been no other recent accounting pronouncements or changes in accounting pronouncements since those described within Note 1 of our 2025 10-K that are expected to have a material impact on our consolidated financial statements.

(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our reportable business segments:

	Three Months Ended March 31,
	2026	2025
Gaming
Gaming operations	$239	$173
Gaming machine sales	156	208
Gaming systems	54	63
Table products	63	51
Total	$512	$495
SciPlay
Third-party platforms and other(1)	$137	$175
Direct-to-consumer platforms	50	27
Total	$187	$202
iGaming	$91	$77
(1) Other primarily represents advertising revenue, which was not material for the periods presented.
The amount of rental income revenue included in services revenue within the consolidated statement of operations that is outside the scope of ASC 606 was $156 million and $138 million for the three months ended March 31, 2026 and 2025, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31, 2026
Contract liability balance, beginning of period(1)	$28
Liabilities recognized during the period	8
Amounts recognized in revenue from beginning balance	(6)
Contract liability balance, end of period(1)	$30
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
The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance	$785	$43
End of period balance, March 31, 2026	708	44
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of March 31, 2026, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than that for which we have the right to invoice for goods or services delivered or performed.
(3) Reportable Segments
We report our operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2025 10-K.

In evaluating financial performance, our Chief Operating Decision Maker (“CODM,” defined as our Chief Executive Officer) focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (5) to the below table. Our CODM uses reportable business segment AEBITDA to evaluate the performance of each reportable business segment and to allocate resources. Additionally, AEBITDA is one of the key metrics used in our incentive compensation program. The accounting policies for our reportable segments are the same as those described within the Notes in our 2025 10-K. The following tables present our reportable segment information:

	Three Months Ended March 31, 2026
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$512	$187	$91	$790	$—	$790
Cost of revenue(2)	(118)	(45)	(31)	(194)	—	(194)
Payroll and related(3)	(93)	(27)	(18)	(138)	—	(138)
Other segment reconciling items(4)	(30)	(49)	(9)	(88)	(43)	(131)
AEBITDA(5)	271	66	33	370	(43)	327
Reconciling items to net income before income taxes:
Restructuring and other	(3)	(1)	—	(4)	(50)	(54)
D&A					(108)	(108)
Interest expense					(81)	(81)
Loss on debt financing transactions					(2)	(2)
Other income, net					12	12
Stock-based compensation					(32)	(32)
Net income before income taxes						$62
Capital expenditures for the three months ended March 31, 2026	$59	$6	$7	$72	$2	$74

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
(5) AEBITDA is reconciled to net income before income taxes with the following adjustments, as applicable: (a) depreciation and amortization expense and impairment charges (including goodwill impairments); (b) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs, strategic initiatives, and other unusual items; (c) interest expense; (d) loss on debt refinancing transactions; (e) change in fair value of investments and remeasurement of debt and other; (f) other income (expense), net, including foreign currency gains or losses and earnings (loss) from equity investments; and (g) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.
The following table summarizes the asset balances of each reportable business segment for the periods indicated:

	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Totals
Assets as of March 31, 2026	$4,719	$463	$963	$6,145	$220	$6,365
Assets as of December 31, 2025	4,817	482	937	6,236	226	6,462
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

	Three Months Ended March 31,
	2026	2025
Employee severance and related	$3	$10
Legal and related (see Note 15)	50	—
Strategic initiatives, acquisitions and related	—	6
Restructuring, integration and other	1	4
Total	$54	$20

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	March 31, 2026	December 31, 2025
Current:
Receivables	$642	$718
Allowance for credit losses	(28)	(29)
Current receivables, net	614	689
Long-term:
Receivables	97	98
Allowance for credit losses	(3)	(2)
Long-term receivables, net	94	96
Total receivables, net	$708	$785
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of March 31, 2026		As of December 31, 2025
	Total	Balances over 90 days past due	Total	Balances over 90 days past due
Receivables:
U.S. and Canada	$385	$5	$438	$2
International	354	10	378	27
Total receivables	739	15	816	29
Receivables allowance:
U.S. and Canada	(15)	(1)	(14)	—
International	(16)	(2)	(17)	(5)
Total receivables allowance	(31)	(3)	(31)	(5)
Receivables, net	$708	$12	$785	$24
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three months ended March 31, 2026 and 2025 is as follows:

	2026			2025
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(31)	$(14)	$(17)	$(40)
Provision	(1)	(1)	—	1
Charge-offs and recoveries	1	—	1	—
Allowance for credit losses as of March 31	$(31)	$(15)	$(16)	$(39)
As of March 31, 2026 and December 31, 2025, 2% and 3%, respectively, of our total receivables, net, were past due by over 90 days.
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

	As of March 31, 2026
	Total	Current	Balances over 90 days past due
Receivables	$59	$54	$5
Allowance for credit losses	(12)	(10)	(2)
Receivables, net	$47	$44	$3
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2026 and December 31, 2025, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories, net
Inventories, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Parts and work-in-process	$146	$131
Finished goods	39	38
Total inventories, net	$185	$169
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Land	$6	$6
Buildings and leasehold improvements	65	63
Gaming machinery and equipment	825	806
Furniture and fixtures	32	29
Construction in progress	6	6
Other property and equipment	99	99
Less: accumulated depreciation	(686)	(661)
Total property and equipment, net	$347	$348
Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$47	$42

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,254	$(724)	$530	$1,252	$(703)	$549
Intellectual property	1,044	(886)	158	1,044	(873)	171
Licenses	291	(243)	48	312	(258)	54
Brand names	131	(129)	2	129	(127)	2
Trade names	189	(163)	26	190	(163)	27
Patents and other	12	(7)	5	12	(7)	5
Total intangible assets	$2,921	$(2,152)	$769	$2,939	$(2,131)	$808
The following reflects intangible amortization expense included within D&A:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$38	$30
Goodwill
The table below reconciles the change in the carrying value of goodwill, by reportable segment, for the period from December 31, 2025 to March 31, 2026.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2025	$2,785	$217	$369	$3,371
Foreign currency adjustments	—	1	(2)	(1)
Balance as of March 31, 2026	$2,785	$218	$367	$3,370

(1) Accumulated goodwill impairment charges for the Gaming segment as of March 31, 2026 were $989 million.
(9) Software, net
We capitalize direct costs for internal-use software projects when it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting the probable threshold and post-implementation maintenance costs are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the estimated useful life, generally 2 to 10 years.
We purchase, license and incur costs to develop external use software and game themes (collectively referred to as software) to be used in the products we sell, lease or market to customers. Costs incurred in creating software are expensed when incurred as R&D until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. Generally, the software we develop reaches technological feasibility when a working model of the software is available. We capitalize the payments made for software that we purchase or license for use in our products that has previously met the technological feasibility criteria prior to our purchase or license. Additionally, we incur and capitalize regulatory approval costs for our game themes after technological feasibility is achieved. Amortization of capitalized software costs is recorded over the estimated economic life, which is typically 2 to 10 years.

Software, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Software	$1,168	$1,151
Accumulated amortization	(973)	(960)
Software, net	$195	$191
The following reflects amortization of software included within D&A:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$23	$19
(10) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	March 31, 2026					December 31, 2025
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2030	variable	$210	$—	$210	$230
LNWI Term Loan A	2028	variable	785	(2)	783	788
LNWI Term Loan B	2029	variable	2,135	(17)	2,118	2,116
LNWI Senior Notes:
2029 Unsecured Notes	2029	7.250%	500	(3)	497	497
2031 Unsecured Notes	2031	7.500%	550	(6)	544	544
2033 Unsecured Notes	2033	6.250%	1,000	(14)	986	985
Other	—	—	2	—	2	3
Total long-term debt outstanding			$5,182	$(42)	$5,140	$5,163
Less: current portion of long-term debt					(58)	(53)
Long-term debt, excluding current portion					$5,082	$5,110
Fair value of debt(1)			$5,184

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
We were in compliance with the financial covenants under all debt agreements as of March 31, 2026 (for information regarding the financial covenants of all our debt agreements, see above and Note 14 in our 2025 10-K).
For additional information regarding the terms of our credit facilities and Senior Notes, see Note 14 in our 2025 10-K.
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

Derivative Financial Instruments
As of March 31, 2026, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of March 31, 2026. These hedges mature in April 2027.
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
The following table shows the gain (loss) and interest income on our interest rate swap contracts:

	Three Months Ended March 31,
	2026	2025
Gain (loss) recorded in accumulated other comprehensive loss, net of tax	$1	$(5)
Interest income related to interest rate swap contracts recorded in interest expense	2	3
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended March 31,
	2026	2025
Total interest expense which reflects the effects of cash flow hedges	$(81)	$(68)
Hedged item	(5)	(5)
Derivative designated as hedging instrument	7	8
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	March 31, 2026	December 31, 2025
Interest rate swaps	Other assets	$6	$5
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

The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2025 to March 31, 2026.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2025	$88	$7	$81
Other adjustments(1)	(4)
Balance as of March 31, 2026	$84	$6	$78

(1) Represents extinguishment of $4 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as specified financial targets were not met. The gain was recorded in other income, net in our consolidated statements of operations.

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2026	$1	$1,276	$1,292	$(2,101)	$(223)	$245
Settlement of liability awards	—	55	—	—	—	55
Vesting of RSUs, net of tax withholdings and other	—	(33)	—	—	—	(33)
Reclassification of treasury stock upon retirement	—	(1,108)	(993)	2,101	—	—
Purchase of common stock	—	(22)	—	—	—	(22)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	52	—	—	52
Other comprehensive loss	—	—	—	—	(3)	(3)
March 31, 2026	$1	$185	$351	$—	$(226)	$311

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2025	$1	$1,200	$1,016	$(1,216)	$(365)	$636
Settlement of liability awards	—	44	—	—	—	44
Vesting of RSUs, net of tax withholding and other	—	(36)	—	—	—	(36)
Purchase of treasury stock(1)	—	—	—	(167)	—	(167)
Stock-based compensation	—	18	—	—	—	18
Net income	—	—	82	—	—	82
Other comprehensive income	—	—	—	—	43	43
March 31, 2025	$1	$1,226	$1,098	$(1,383)	$(322)	$620

(1) Includes excise taxes of $1 million for the three months ended March 31, 2025.
Stock-based Compensation
For the three months ended March 31, 2026 and 2025, we recognized $32 million and $27 million, respectively, in total stock-based compensation expense under all programs. These amounts included $15 million and $9 million, respectively, of stock-based compensation classified as liability awards.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended March 31, 2026 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2025	1.7	$90.80
Granted	1.3	$90.75
Vested	(1.3)	$85.64
Cancelled	(0.1)	$65.65
Unvested RSUs as of March 31, 2026	1.6	$96.70
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2026 and 2025 was $90.75 and $106.48, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of March 31, 2026, we had $131 million of unrecognized stock-based compensation expense relating to unvested RSUs that is expected to be recognized over a weighted-average vesting period of approximately 1.7 years. The fair value at vesting date of RSUs vested during the three months ended March 31, 2026 and 2025 was $110 million for both periods.
Share Repurchase Program
On June 11, 2024, our Board of Directors (the “Board”) approved a share repurchase program, as amended on July 31, 2025, under which the Company is authorized to repurchase, from time to time through June 12, 2027, up to an aggregate amount of $1.5 billion of shares of outstanding common stock or CDIs. Repurchases under the share repurchase program may be effected at the discretion of the Transaction Committee of the Board through one or more open market repurchases, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial or other arrangements, or a combination of the foregoing. The share repurchase program may be suspended or discontinued at any time.
During the three months ended March 31, 2026, we repurchased approximately 0.2 million CDIs under the repurchase program at an aggregate cost of $22 million (including excise tax). On February 19, 2026, we retired all existing treasury shares and restored such shares to the status of authorized but unissued shares in accordance with the Nevada Revised Statutes.
(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent with the prior year as of March 31, 2026.
Our income tax expense (including discrete items) was $10 million and $23 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, our effective tax rate differed from the U.S. statutory rate of 21%, primarily as a result of foreign earnings and the impact of worldwide tax rates on foreign earnings, along with a reduction in foreign withholding taxes. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
(14) Leases
Our total operating lease expense for the three months ended March 31, 2026 and 2025 was $7 million and $6 million, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$42	$43
Accrued liabilities	18	18
Operating lease liabilities	28	29
Total operating lease liabilities	$46	$47
Weighted average remaining lease term, years	3	3
Weighted average discount rate	7%	6%

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6	$5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4	$—
Lease liability maturities:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Less Imputed Interest	Total
Operating leases	$17	$15	$10	$4	$2	$3	$(5)	$46
As of March 31, 2026, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $55 million and $144 million for all of our legal matters that were contingencies as of March 31, 2026 and December 31, 2025, respectively.
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
In re Automatic Card Shufflers Litigation Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment and a motion for class certification. On May 8, 2025, the court held a hearing on the pending motions for summary judgment. On March 31, 2026, the court granted in part and denied in part defendants’ motion for summary judgment; denied plaintiffs’ motion for partial summary judgment; and granted plaintiffs’ motion for class certification. Due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings in the district court, or any appeal therefrom, we are unable at this time to estimate a range of reasonably possible losses, or any amount within such a range, above the amount we have recorded for this matter, which is the minimum amount of reasonably possible loss. We believe that the claims are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department, which denied Respondents’ appeal on June 22, 2023. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification. On December 9, 2024, the Arbitrator denied the motions for summary judgment and issued a class determination award, certifying a class. On January 9, 2025, Respondents filed a petition to vacate the award in New York Supreme Court. The Court denied Respondents’ petition and granted Claimant’s cross-petition to confirm the award on July 2, 2025, and on July 7, 2025, Respondents appealed to the New York Appellate Division, First Department. On November 14, 2025, the Arbitrator entered a scheduling order setting the evidentiary hearing in this matter for April 15 to 30 and May 6 to 13, 2026. On March 19, 2026, the Arbitrator entered an order postponing the evidentiary hearing pending future developments relating to Respondents’ pending appeal of the Arbitrator’s class determination award. Due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings before the Arbitrator, or any appeal therefrom, we are unable at this time to estimate a range of reasonably possible losses, or any amount within such a range, above the amount we have recorded for this matter, which is the minimum amount of reasonably possible loss. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
De Guzman Matter
On January 13, 2026, plaintiff Mark De Guzman filed a putative class action complaint against Sciplay Corporation and SciPlay Games, LLC in the United States District Court for the Northern District of California. The complaint asserts claims for alleged violations under California’s Unfair Competition Law, California’s Consumer Legal Remedies Act, and California’s Penal Code, and for unjust enrichment. The plaintiff seeks to represent a putative class of California residents who spent money playing SciPlay’s online social casino games during the four years preceding the filing of plaintiff’s complaint. Plaintiff’s complaint seeks an order certifying the proposed class, and further seeks unspecified money damages, rescission, restitution, declaratory relief, and injunctive relief, the award of interest, expenses, costs, and plaintiff’s reasonable attorney’s fees, and unspecified other equitable relief. On March 23, 2026, defendants filed a motion to compel arbitration of plaintiff’s claims and to stay plaintiff’s lawsuit pending resolution of the arbitration. On April 23, 2026, the district court granted defendants’ motion to compel arbitration of plaintiff’s claims, and stayed and administratively closed plaintiff’s lawsuit pending resolution of the arbitration proceedings. We are currently unable to determine the likelihood of an outcome or estimate a range of possible losses, if any. We believe that the claims in the complaint are without merit, and intend to vigorously defend against them.
Herman Matter
On January 15, 2026, plaintiff Sean Herman filed a putative class action complaint against SciPlay Corporation and SciPlay Games, LLC in the United States District Court for the Western District of Washington. The complaint asserts claims for alleged violations of Washington State’s anti-gambling statutes and Washington State’s Consumer Protection Act. The plaintiff seeks to represent a putative class of Washington State residents who spent money playing SciPlay’s online social casino games during the three years preceding the filing of plaintiff’s complaint. Plaintiff’s complaint seeks an order certifying the proposed class, and further seeks unspecified money damages, rescission, restitution, declaratory relief, and injunctive relief, the award of interest, expenses, costs, and plaintiff’s reasonable attorneys’ fees, and unspecified other equitable relief. On March 30, 2026, defendants filed a motion to compel arbitration of plaintiff’s claims and to stay plaintiff’s lawsuit pending resolution of the arbitration. On April 29, 2026, plaintiff filed a Notice of Non-Opposition to defendants’ motion to compel arbitration, stating that plaintiff agrees the case should be stayed while the parties arbitrate their dispute. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the complaint are without merit, and intend to vigorously defend against them.
Aristocrat Matter (United States)
On February 26, 2024, Aristocrat Technologies, Inc. and Aristocrat Technologies Australia Pty Limited brought a civil action in the United States District Court for the District of Nevada against L&W, LNW Gaming, Inc. and SciPlay Corporation. Plaintiffs assert claims for trade secret misappropriation, copyright infringement, trade dress infringement and unfair competition, and deceptive trade practices, relating to defendants’ DRAGON TRAINTM and JEWEL OF THE DRAGON® games. Plaintiffs’ operative complaint sought preliminary and permanent injunctive relief, unspecified damages, the award of reasonable attorneys’ fees and costs, pre-judgment and post-judgment interest, and declaratory relief. Simultaneously with the filing of the complaint on February 26, 2024, the plaintiffs filed a motion to expedite discovery, which the court granted in part and denied in part on March 26, 2024. On April 9, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted in part and denied in part on June 24, 2024. On May 22, 2024, the plaintiffs filed a motion for a preliminary injunction, which the district court granted on September 23, 2024. On July 15, 2024, the plaintiffs filed a First Amended Complaint, which defendants answered on August 12, 2024. On November 21, 2024, the plaintiffs filed a motion to enforce the district court’s preliminary injunction, which the court denied on January 3, 2025. On March 14, 2025, the plaintiffs filed a Second Amended Complaint, which defendants answered on April 11, 2025. On July 15, 2025, the plaintiffs filed a motion to extend the current pretrial deadlines, which the court granted on October 2, 2025. On July 17, 2025, the parties jointly filed a proposed stipulated order regarding the court’s preliminary injunction entered in September 2024. On October 17, 2025, the court granted plaintiffs’ renewed motion to obtain discovery of math models for certain Light & Wonder hold and spin games released since 2021. On December 11, 2025, the parties filed a stipulated motion to extend the current pretrial deadlines, which the court granted on December 16, 2025. On January 12, 2026, the parties jointly filed a motion to stay the action until March 12, 2026, in view of a settlement reached by the parties. On January 12, 2026, the court entered an order directing the parties to file, by March 12, 2026, either documents to dismiss the action or a joint status report informing the court of the status of the settlement. On February 20, 2026, the parties jointly filed a stipulation to vacate the district court’s preliminary injunction and to dismiss the action. On February 27, 2026, the court granted the parties’ request: it vacated the preliminary injunction, dismissed the action, and closed the case.
Aristocrat Matter (Australia)
On October 4, 2024, Aristocrat Technologies Australia Pty Limited brought a civil action in the Federal Court of Australia against L&W and LNW Gaming ANZ Pty Ltd., among other defendants. Plaintiff asserts claims for breach of confidence, breach of contract (against other defendants) and inducing breach of contract, breaches of the Australian Consumer Law, and copyright infringement relating to defendants’ Dragon Train games, and breach of confidence relating to defendants’ Jewel of the Dragon games. Plaintiff’s complaint sought preliminary and permanent injunctive relief, unspecified damages or an account of profits, and the award of costs. On October 4, 2024, the plaintiff filed a motion for an interlocutory injunction, which it amended on November 12, 2024. On February 3, 2025, L&W and LNW Gaming ANZ Pty Ltd. filed a defense to plaintiff’s complaint. On February 6, 2025, the court denied plaintiff’s motion for interlocutory injunction. On May 26, 2025, the plaintiff filed an amended complaint, and on June 3, 2025, L&W and LNW Gaming ANZ Pty Ltd. filed a defense to plaintiff’s amended complaint. On July 7, 2025, the court entered an order directing that evidence in the proceeding is to be heard by the court in two tranches, with final orders being made after a hearing on the second tranche of evidence. The trial relating to the first tranche of evidence is provisionally scheduled for June 29, 2026 through July 17, 2026. On January 12, 2026, the plaintiff, L&W and LNW Gaming ANZ Pty Ltd. jointly notified the court that they had reached a settlement between them. Under the terms of the agreement, Light & Wonder consented to an approximately $128 million payment to conclude the matters at issue, and the plaintiff, L&W and LNW Gaming ANZ Pty Ltd. promised to provide further updates relating to the settlement on or before March 11, 2026. On March 11, 2026, the court entered an order vacating all cost orders as between Aristocrat and L&W and LNW Gaming ANZ Pty Ltd., and dismissing plaintiff’s claims against L&W and LNW Gaming ANZ Pty. Ltd.
Evolution Matter
On May 28, 2024, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia brought a civil action in the United States District Court for the District of Nevada against L&W and LNW Gaming, Inc. Plaintiffs assert claims for patent infringement and trade secret misappropriation relating to defendants’ ROULETTEX® and POWERX® games and defendants’ 88 Fortunes Blaze Live Roulette game. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of attorneys’ fees and costs, interest, and declaratory relief. On July 24, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted as to plaintiffs’ claims for patent infringement on February 11, 2025. On August 16, 2024, defendants filed a motion to stay discovery, which the court denied on November 7, 2024. On February 7, 2025, defendants filed a motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation, or, in the alternative, to dismiss the claims. On September 30, 2025, the court granted defendants’ motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation and stayed those claims. On April 10, 2025, Plaintiffs filed a First Amended Complaint and on May 15, 2025, defendants filed a motion to dismiss that First Amended Complaint, which the court denied as moot on September 30, 2025. Also on April 10, 2025, Plaintiffs filed a motion for leave to file a Second Amended Complaint, which the court granted on June 30, 2025. Plaintiffs filed their Second Amended Complaint on June 30, 2025, and defendants filed a motion to dismiss the claims for patent infringement in that complaint on August 8, 2025. Also on August 8, 2025, the parties filed a joint stipulation to stay all discovery until and through January 16, 2026, which the court granted on August 11, 2025. On February 2, 2026, defendants filed a motion to stay all discovery pending the court’s ruling on defendants’ motion to dismiss plaintiffs’ Second Amended Complaint, and the resolution of pending Inter Partes Review proceedings involving the majority of the patents asserted in the action, which the court denied as moot on March 31, 2026. On February 3, 2026, the court entered a scheduling order setting certain pretrial deadlines, including a fact discovery deadline of October 27, 2026. On March 30, 2026, the court granted defendants’ motion to dismiss the claims for patent infringement. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the dispute are without merit and intend to vigorously defend against them.
On November 12, 2025, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia filed a request for arbitration directed against L&W and LNW Gaming, Inc. with the International Court of Arbitration of the International Chamber of Commerce (“ICC”). Claimants’ request for arbitration asserts those claims for trade secret misappropriation that the Nevada court, in its order of September 30, 2025, directed be arbitrated. On February 2, 2026, respondents filed an answer to claimants’ request for arbitration. On February 27, 2026, the ICC confirmed the constitution of an Arbitral Tribunal over claimants’ claims, consisting of three arbitrators. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the dispute are without merit and intend to vigorously defend against them.
AztecGold Holdings Pty Ltd. Matter (Australia)
On April 22, 2026, AztecGold Holdings Pty Ltd. brought a shareholder class action in the Commercial Court of the Supreme Court of Victoria, Australia against L&W. Plaintiff asserts claims for breaches of the Australian Corporations Act, the Australian Securities and Investment Commission Act 2001, and the Australian Consumer Law, relating to representations provided by L&W regarding its Dragon Train game. The lawsuit is brought on behalf of shareholders who acquired an interest in Light & Wonder CHESS Depositary Interests (CDIs) between May 22, 2023 and September 24, 2024. Plaintiff’s complaint seeks declaratory relief, unspecified damages, and the award of interest and costs. L&W’s responsive pleading to Plaintiff’s lawsuit is not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the Plaintiff’s claims are without merit and intend to vigorously defend against them.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2025 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean L&W together with its consolidated subsidiaries.
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
As more fully described in Part I, Item 1 “Business” in our 2025 10-K, we are executing on our strategy to become a leading cross-platform global games company with a focus on content and digital markets. We report our results of operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services. See “Business Segments Results” below and Note 3 for additional reportable segment information.
CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	2026 vs. 2025
Total revenue	$790	$774	$16	2%
Total operating expenses	660	604	56	9%
Operating income	130	170	(40)	(24)%
Net income before income taxes	62	105	(43)	(41)%
Net income	52	82	(30)	(37)%

Revenue

Consolidated Revenue by Reportable Business Segment
(in millions)
Three Months Ended March 31, 2026 and 2025
Gaming revenue increased 3% for the three months ended March 31, 2026, as compared to the prior year period. Revenue growth was primarily driven by higher Gaming operations revenue of $23 million, supported by our diversified portfolio of high-performing game franchises, along with $43 million in revenue from Grover, and $12 million in Table Products growth. This was partially offset by a decrease in Gaming machine sales of $52 million as the prior year period benefited from the timing of international and North America VLT shipments, and a decrease in Gaming systems revenue of $9 million, primarily due to lower hardware sales as compared to the prior year period.
SciPlay revenue decreased 7% for the three months ended March 31, 2026, as compared to the prior year period, due to a decline in average monthly payers primarily attributable to JACKPOT PARTY® Casino, partially offset by an increase in average monthly revenue per paying user, which increased 8%. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented approximately 27% of total SciPlay revenue for the three months ended March 31, 2026.
iGaming revenue increased 18% for the three months ended March 31, 2026, driven primarily by continued momentum in the North American markets underpinned by first-party content (“1PP”) proliferation and the expansion of our partner network.
Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	2026 vs. 2025
Operating expenses:
Cost of services	$110	$111	$(1)	(1)%
Cost of products	84	100	(16)	(16)%
SG&A	237	217	20	9%
R&D	67	65	2	3%
D&A	108	91	17	19%
Restructuring and other	54	20	34	170%
Total operating expenses	$660	$604	$56	9%
Cost of Revenue
Total cost of revenue decreased 8% for the three months ended March 31, 2026, primarily as a result of lower cost of products in correlation with lower gaming machine sales revenue.

SG&A
SG&A increased 9% for the three months ended March 31, 2026, as compared to the prior year period, due to higher salaries and benefits (including stock-based compensation) of $14 million and higher legal and professional services of $7 million, partially offset by a decrease in marketing expense of $5 million.
D&A
D&A increased 19% for the three months ended March 31, 2026, primarily due to depreciation related to Gaming operations installed base investments and growth, as well as D&A associated with assets acquired from the Grover acquisition.
Restructuring and Other
Restructuring and other increased for the three months ended March 31, 2026, primarily due to $50 million in legal reserve contingencies associated with certain legal matters, while the three months ended March 31, 2025 included legal and professional service fees associated with the acquisition of Grover of $5 million, and $7 million in iGaming charges primarily related to the discontinuation of our iGaming Live Casino operations.
Other Factors Affecting Net Income

	Three Months Ended March 31,		Factors Affecting Net Income
(in millions)	2026	2025	2026 vs. 2025
Interest expense	$(81)	$(68)	The increase in interest expense is primarily due to higher outstanding debt used to complete the Grover acquisition, partially offset by the redemption of certain senior notes and refinancing through the LNWI Credit Agreement that reduced our applicable interest rates.
Other income, net	15	4	The change in other income, net was primarily due to the impact of changes in foreign currency exchange rates.
Income tax expense	(10)	(23)	The decrease in income tax expense was primarily due to the decrease in worldwide income.(1)
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

	Three Months Ended March 31,
	2026		2025
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$26	3%	$23	3%
Euro	62	8%	54	7%
REPORTABLE BUSINESS SEGMENT RESULTS (for the three months ended March 31, 2026 compared to the three months ended March 31, 2025)
GAMING
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
We generate Gaming revenue from both services and product sales. Our services revenue includes revenue earned from Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), supplied table products and services (including Shufflers), casino management technology solutions and systems, electronic pull tabs and other services revenues. Our product sales revenue includes the sale of new and used gaming machines, electronic table games,

VLTs and VGTs, casino-management technology solutions and systems, table products, proprietary table game licensing, conversion kits (including game, hardware or operating system conversions) and spare parts.
For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 10-K.

Current Year Update
Gaming revenue for the three months ended March 31, 2026 increased by 3% as compared to the prior year period, primarily driven by growth in Gaming operations revenue of 38%, which benefited from a $23 million, or 13%, increase supported by our diversified portfolio of high-performing game franchises, along with $43 million from Grover, which currently operates in six states with over 12,200 units. The increase in Gaming revenue also benefited from Table Products growth of 24% for the three months ended March 31, 2026. Gaming machine sales decreased by $52 million or 25%, as the prior year period primarily benefited from the timing of international and North America VLT shipments, and Gaming systems revenue decreased by $9 million or 14% due to lower hardware sales as compared to the prior year period.
Our growth is driven by the continued strength and success of our diversified portfolio of successful game franchises and the success of our COSMIC®, COSMIC UPRIGHT, LIGHTWAVE® and HORIZON® cabinets. While demand remains strong, we are actively monitoring any impact of tariffs, inflationary pressures, supply chain disruptions, geopolitical uncertainty, and macroeconomic uncertainty that may impact our operations and financial results. See Part I, Item 1A “Risk Factors” within our 2025 10-K for further information regarding these factors which may have an impact on our Gaming business.
Results of Operations and KPIs

Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Variance
($ in millions, except per unit amounts)	2026	2025	2026 vs. 2025
Revenue:
Gaming operations(1)	$239	$173	$66	38%
Gaming machine sales	156	208	(52)	(25)%
Gaming systems	54	63	(9)	(14)%
Table products	63	51	12	24%
Total revenue	$512	$495	$17	3%

KPIs:
U.S. and Canada units(1):
Installed base at period end	48,600	34,501	14,099	41%
Average daily revenue per unit	$48.01	$46.68	$1.33	3%

International units(2):
Installed base at period end	18,710	19,896	(1,186)	(6)%
Average daily revenue per unit	$15.96	$15.07	$0.89	6%

Gaming machine sales:
U.S. and Canada new unit shipments	5,024	5,769	(745)	(13)%
International new unit shipments	2,176	4,001	(1,825)	(46)%
Total new unit shipments	7,200	9,770	(2,570)	(26)%
Average sales price per new unit	$19,722	$19,996	$(274)	(1)%
(1) Inclusive of Grover installed base. During the fourth quarter of 2025, we revised the calculation of U.S. and Canada Average Daily Revenue per Unit (“ADRPU”) and updated the definition of our Grover installed base to fully align the methodology used across Grover and our legacy Gaming operations. The revision also incorporates a transition to presenting ADRPU on a net basis for WAP jackpots. Prior‑period amounts have been revised to conform to the current presentation. These revisions did not have a material impact on underlying historical trends in the business.
(2) Units exclude those related to game content licensing.
Gaming Operations
Gaming operations revenue growth for the three months ended March 31, 2026 was driven by a $23 million, or 13%, increase from strong game performance of hit franchises, including our premium games, as well as a contribution of $43 million in revenue from Grover. Gaming operations for U.S. and Canada (excluding Grover) had a 1,805-unit increase in installed base from March 31, 2025 to March 31, 2026, while Grover had a 12,294-unit installed base as of March 31, 2026. Gaming operations (including Grover) had an increase in average daily revenue per unit of $1.33 for the three months ended March 31, 2026, as growth related to our existing U.S. and Canada units was partially offset by the inclusion of lower-yielding Grover units. Average daily revenue per unit for International units increased by $0.89 for the three months ended March 31, 2026, while International ending installed base units decreased by 1,186 units from March 31, 2025 to March 31, 2026, primarily due to the expected closure of certain LBOs in the U.K.
Gaming Machine Sales
Gaming machine sales revenue decreased by $52 million or 25%, as the prior year period benefited from the timing of international and North America VLT shipments.

The following table summarizes Gaming machine sales changes:

	Three Months Ended March 31,		Variance
	2026	2025	2026 vs. 2025
U.S. and Canada unit shipments:
Replacement units	4,731	5,398	(667)	(12)%
Casino opening and expansion units	293	371	(78)	(21)%
Total unit shipments	5,024	5,769	(745)	(13)%

International unit shipments:
Replacement units	2,107	2,998	(891)	(30)%
Casino opening and expansion units	69	1,003	(934)	(93)%
Total unit shipments	2,176	4,001	(1,825)	(46)%
Gaming Systems
Gaming systems revenue decreased 14% to $54 million for the three months ended March 31, 2026. The majority of the decrease was due to lower hardware sales as compared to the prior year period.
Table Products
Table Products revenue increased 24% to $63 million for the three months ended March 31, 2026. The majority of the increase was due to higher utility sales as compared to the prior year period.
Operating Expenses and AEBITDA
Operating expenses increased by $22 million for the three months ended March 31, 2026, as compared to the prior year period, primarily due to $18 million in higher D&A, of which $16 million is related to Grover, and the remainder of which is related to increased Gaming operations investment, coupled with $14 million in higher salaries and benefits (including stock-based compensation). These increases were partially offset by $13 million in lower cost of revenue primarily associated with a decrease in Gaming machine sales.
AEBITDA increased by $17 million for the three months ended March 31, 2026, while AEBITDA as a percentage of revenue (“AEBITDA margin”) increased to 53% for the three months ended March 31, 2026, as compared to 51% for the prior year period, primarily due to margin enhancement initiatives and a more favorable revenue mix.
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
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include BINGO SHOWDOWN® and BACKGAMMON LIVE. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. Revenue generated via SciPlay’s proprietary direct-to-consumer platform continues to increase and represented approximately 27% of total SciPlay revenue for the three months ended March 31, 2026. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
Current Year Update
SciPlay continues to deliver steady results and quality payer engagement and monetization. Revenue decreased by 7% for the three months ended March 31, 2026, primarily due to a decline in average monthly payers, largely attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user. Additionally, the overall social casino industry is experiencing pressures from sweepstakes operators and remains challenged amid a mature social casino market. SciPlay continues to deploy strategic game updates, utilize enhanced analytics, pursue international expansion and benefit from the proprietary direct-to-consumer platform.
We have a significant portion of SciPlay personnel located in Tel Aviv, Israel. In light of current circumstances in Israel and the Middle East, we are actively monitoring developments and are ready to redirect resources as needed to minimize impact on SciPlay operations. We do not have servers or infrastructure that are located in Israel that host our games. While we have not yet seen an impact on our business from current events, they could negatively affect the performance of the personnel in that area and have an adverse impact on our business if these events continue and/or escalate.
Results of Operations and KPIs

Three Months Ended March 31, 2026 and 2025

(1) Other primarily represents advertising revenue, which was not material for the periods presented.

	Three Months Ended March 31,		Variance
(in millions unless otherwise noted)	2026	2025	2026 vs. 2025
Revenue:
Third-party platforms and other(1)	$137	$175	$(38)	(22)%
Direct-to-consumer platforms	50	27	23	85%
Total revenue	$187	$202	$(15)	(7)%

KPIs:
In-App Purchases:
Average MAU(2)	5.1	5.5	(0.4)	(7)%
Average DAU(3)	1.9	2.1	(0.2)	(10)%
ARPDAU(4)	$1.05	$1.06	$(0.01)	(1)%
Average MPUs(5) (in thousands)	486	572	(86)	(15)%
AMRPPU(6)	$126.30	$116.96	$9.34	8%
Payer Conversion Rate(7)	9.6%	10.4%	(0.8)%	nm
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

SciPlay revenue decreased by 7% for the three months ended March 31, 2026, primarily due to a decline in average monthly payers, primarily attributable to Jackpot Party Casino and partially offset by an increase in average monthly revenue per paying user.
Average MAU and average MPU for the three months ended March 31, 2026 decreased due to the turnover in users. ARPDAU decreased slightly while AMRPPU increased, despite payer conversion decreasing slightly, as SciPlay continues to improve content and features, resulting in steady paying player interaction.
Payer conversion rates decreased slightly but remained near 10% due to consistent payer interaction with the games as a result of SciPlay’s focus on introducing new content, features and live events in games.
Operating Expenses and AEBITDA
Operating expenses decreased 10% for the three months ended March 31, 2026, as compared to the prior year period, which was primarily driven by lower cost of revenue on our direct-to-consumer platform revenue and lower user acquisition costs of $6 million.
AEBITDA for the three months ended March 31, 2026 increased by $2 million to $66 million as compared to the prior year period. SciPlay AEBITDA margin increased by 3 percentage points to 35%, primarily due to revenue generated via our proprietary direct-to-consumer platform, which generates higher margins.
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
In November 2025, the U.K. Government’s Autumn Budget increased gambling duties that will increase tax liabilities for our customers and consequently impact our revenue and earnings, effective April 1, 2026. We are still assessing the impact on our iGaming segment, which includes U.K. revenue representing approximately 15% to 20% of total iGaming revenue subject to this tax. See Part I, Item 1A “Risk Factors” within our 2025 10-K for further information regarding U.K. Government gaming tax changes.
Results of Operations

Three Months Ended March 31, 2026 and 2025
iGaming revenue for the three months ended March 31, 2026 increased 18%, as compared to the prior year period, primarily driven by continuing momentum in the North American market underpinned by 1PP growth and the expansion of our partner network. Wagers processed through our Open Gaming System for the current year period increased to $29.9 billion from $25.2 billion during the prior year period.
Operating expenses increased 1% for the three months ended March 31, 2026, as higher costs in correlation with higher revenues were partially offset by $7 million in restructuring costs in the prior year period, largely related to the discontinuation of our Live Casino operations. AEBITDA increased 22% for the three months ended March 31, 2026, and AEBITDA margin increased to 36% for the three months ended March 31, 2026, primarily due to higher margin on 1PP.
RECENTLY ISSUED ACCOUNTING GUIDANCE
We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of March 31, 2026, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.

Cash and Available Revolver Capacity

	As of
(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$147	$167
Revolver capacity	1,000	1,000
Revolver capacity drawn	(210)	(230)
Letters of credit	(10)	(10)
Total	$927	$927
Total cash held by our foreign subsidiaries was $147 million and $156 million as of March 31, 2026 and December 31, 2025, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and continue our product investments. Other capital requirements for the near term primarily include debt principal and interest payments and also include purchase obligations and supply contracts, license agreement minimum guaranteed payments and lease obligations. There have been no material changes to our capital requirements disclosed in our 2025 10-K.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may, from time to time, repurchase or otherwise repay, retire or refinance our debt, through our subsidiaries or otherwise. We may also repurchase shares of our outstanding common stock (including CDIs) through our Board-approved share repurchase program, up to an aggregate amount of $1.5 billion through June 12, 2027. On February 19, 2026, we retired all existing treasury shares and restored such shares to the status of authorized but unissued shares in accordance with the Nevada Revised Statutes. All future shares (including CDIs) repurchased under our share repurchase program will also be retired and restored to the status of authorized but unissued shares.
In the event we pursue significant acquisitions or other expansion opportunities, or conduct significant repurchases of our outstanding securities, we may need to raise additional capital, either through the public or private issuance of equity or debt securities or through additional borrowings under our existing or additional financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, or at all. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A in our 2025 10-K.
On January 22, 2026, we amended the LNWI Credit Agreement and reduced the applicable margin on the LNWI Term Loan B. Following the amendment, the interest rate for the Term Loan B is either (i) the Adjusted Term SOFR Rate (as defined in the LNWI Credit Agreement) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum.
Cash Flow Summary

	Three Months Ended March 31,		Variance
(in millions)	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$139	$185	$(46)
Net cash used in investing activities	(73)	(62)	(11)
Net cash used in financing activities	(79)	(171)	92
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3	(3)
Decrease in cash, cash equivalents and restricted cash	$(13)	$(45)	$32

Cash flows from operating activities

	Three Months Ended March 31,		Variance
(in millions)	2026	2025	2026 vs. 2025
Net income	$52	$82	$(30)
Adjustments to reconcile net income to net cash provided by operating activities	111	107	4
Changes in working capital accounts, excluding the effects of acquisitions	(24)	(4)	(20)
Net cash provided by operating activities	$139	$185	$(46)
Net cash provided by operating activities decreased primarily due to unfavorable changes in working capital accounts. Changes in working capital accounts for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 were negatively impacted by $137 million paid to settle certain legal matters, including the Aristocrat matter, and higher cash paid for interest and the timing of expenditures, partially offset by the timing of collection of receivables.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to higher capital expenditures related to the timing of investments in Gaming operations. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities decreased primarily as a result of lower purchases of our outstanding common stock (including CDIs) under our share repurchase program, partially offset by increased debt repayments, net of borrowings. During the three months ended March 31, 2026 and 2025, we paid $22 million and $166 million, respectively, to purchase our common stock (including CDIs) (excluding excise tax).
Credit Agreement and Other Debt
For additional information regarding our credit agreements and other debt, interest rate risk and interest rate hedging instruments, see Notes 14 and 15 and Part II, Item 7A “Disclosures About Market Risk” in our 2025 10-K as well as Notes 10 and 11 and Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below in this Form 10-Q.

Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of March 31, 2026, the face value of long-term debt was $5.2 billion, including $3.1 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $31 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2026.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of our legal proceedings, see Note 15 in this Quarterly Report on Form 10-Q and Note 19 in our 2025 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Part I, Item 1A “Risk Factors” included in our 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 0.2 million shares under our share repurchase program during the three months ended March 31, 2026.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Average Price Paid per Share(2)	Total Cost of Repurchase (in millions)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(2)
1/1/2026 - 1/31/2026	—	$—	$—	$336
2/1/2026 - 2/28/2026	—	$—	—	$336
3/1/2026 - 3/31/2026	0.2	$92.12	22	$314
Total	0.2	$92.12	$22	$314

(1) On June 11, 2024, the Board approved a new share repurchase program under which the Company was authorized to repurchase from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion in shares of our common stock (including CDIs). On July 31, 2025, the Board approved an increase of such share repurchase program from $1.0 billion to $1.5 billion.

(2) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act, resulting in no excise tax recorded as of March 31, 2026, as share issuances exceeded repurchases. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022 (incorporated by reference to Exhibit 3.1(a) to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

3.2
Fourth Amended and Restated Bylaws of Light & Wonder, Inc., effective as of November 13, 2025 (incorporated by reference to Exhibit 3.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed November 14, 2025).

10.1
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

10.2	Amendment to Employment Agreement, dated as of May 5, 2026, by and between Light & Wonder, Inc. and Matthew Wilson.*(†)

10.3	Amendment to Employment Agreement, dated as of May 5, 2026, by and between Light & Wonder, Inc. and Oliver Chow.*(†)

15.1	Letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm, Regarding Unaudited Interim Financial Information.(†)

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

31.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated:    May 6, 2026