Form 10-Q
period 2026-06-30
Light & Wonder, Inc.
filed 2026-08-04
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a one-for-one basis. The total number of shares of the registrant’s common stock outstanding as of July 31, 2026, including shares of common stock underlying the issued and outstanding CDIs, was 77,049,181 (including 661,427 CDIs held in a trust account with the registrant's equity plan administrator for future issuance in connection with the vesting or exercise of equity-based awards granted by the registrant).

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2026

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
•inability or failure to further reduce or refinance our indebtedness, or to achieve investment-grade level leverage profile;
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
•risks relating to delisting our securities from Nasdaq and transitioning to a sole primary listing on the ASX, which could negatively affect the liquidity and trading prices of our common stock or CDIs, impact our investors’ ability to trade in our securities and our access to the capital markets and could lead to price variations and other impacts on holders of our common stock, CDIs and other securities;
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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC and lodgements with the ASX, including under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2025 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws and ASX Listing Rules, we undertake no, and expressly disclaim any, obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Light & Wonder, Inc. and subsidiaries (the "Company") as of June 30, 2026, the consolidated statements of operations and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2026 and 2025, the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
August 4, 2026

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Services	$601	$566	$1,195	$1,092
Products	227	243	422	490
Total revenue	828	809	1,617	1,582
Operating expenses:
Cost of services(1)	111	113	221	224
Cost of products(1)	99	106	183	206
Selling, general and administrative	211	208	448	425
Research and development	61	64	128	129
Depreciation, amortization and impairments	117	99	225	190
Restructuring and other	6	17	60	37
Operating income	223	202	352	371
Other (expense) income:
Interest expense	(81)	(77)	(162)	(146)
Loss on debt financing transactions	—	—	(2)	(1)
Other income (expense), net	8	(1)	23	4
Total other expense, net	(73)	(78)	(141)	(143)
Net income before income taxes	150	124	211	228
Income tax expense	(30)	(29)	(39)	(51)
Net income	$120	$95	$172	$177
Basic and diluted net income per share:
Basic	$1.55	$1.12	$2.23	$2.09
Diluted	$1.53	$1.11	$2.19	$2.05
Weighted average number of shares used in per share calculations:
Basic shares	77.4	84.3	77.3	84.6
Diluted shares	78.5	85.6	78.7	86.2
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$120	$95	$172	$177
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(12)	75	(16)	123
Derivative financial instruments unrealized (loss) gain, net of tax	—	(3)	1	(8)
Total other comprehensive (loss) income	(12)	72	(15)	115
Total comprehensive income	$108	$167	$157	$292
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$148	$167
Restricted cash	98	94
Receivables, net of allowance for credit losses of $28 and $29, respectively	640	689
Inventories, net	193	169
Prepaid expenses, deposits and other current assets	161	164
Total current assets	1,240	1,283
Non-current assets:
Restricted cash	4	5
Receivables, net of allowance for credit losses of $3 and $2, respectively	97	96
Property and equipment, net	346	348
Operating lease right-of-use assets	39	43
Goodwill	3,365	3,371
Intangible assets, net	725	808
Software, net	209	191
Deferred income taxes	288	254
Other assets	51	63
Total assets	$6,364	$6,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63	$53
Accounts payable	199	189
Accrued liabilities	410	535
Income taxes payable	43	26
Total current liabilities	715	803
Deferred income taxes	11	11
Operating lease liabilities	25	29
Other long-term liabilities	242	264
Long-term debt, excluding current portion	5,069	5,110
Total liabilities	6,062	6,217
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199.0 shares authorized; 77.0 and 118.6 shares issued(1), respectively, and 77.0 and 77.1 shares outstanding(1), respectively	1	1
Additional paid-in capital	186	1,276
Retained earnings	353	1,292
Treasury stock, at cost, 41.5 shares as of December 31, 2025	—	(2,101)
Accumulated other comprehensive loss	(238)	(223)
Total stockholders’ equity	302	245
Total liabilities and stockholders’ equity	$6,364	$6,462
(1) The total number of shares issued and outstanding as of June 30, 2026 includes 0.7 million CDIs held in a trust account with our equity plan administrator for future issuance in connection with the vesting or exercise of equity-based awards granted by the Company.

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$172	$177
Adjustments to reconcile net income to net cash provided by operating activities	246	225
Changes in working capital accounts, excluding the effects of acquisition	(38)	(111)
Net cash provided by operating activities	380	291
Cash flows from investing activities:
Capital expenditures	(157)	(139)
Acquisitions of businesses and assets, net of cash acquired and other	1	(861)
Net cash used in investing activities	(156)	(1,000)
Cash flows from financing activities:
Borrowings under revolving credit facility	310	365
Repayments under revolving credit facility	(330)	(170)
Proceeds from issuance of senior notes and term loans	—	800
Payments on long-term debt	(15)	(11)
Payments of debt issuance and deferred financing costs	(2)	(5)
Payments on license obligations	(9)	(12)
Payments of contingent acquisition consideration	—	(2)
Purchase of L&W common stock	(163)	(270)
Net redemptions of common stock under stock-based compensation plans and other	(32)	(35)
Net cash (used in) provided by financing activities	(241)	660
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	8
Decrease in cash, cash equivalents and restricted cash	(16)	(41)
Cash, cash equivalents and restricted cash, beginning of period	266	312
Cash, cash equivalents and restricted cash, end of period	$250	$271
Supplemental cash flow information:
Cash paid for interest	$162	$137
Income taxes paid	39	71
Supplemental non-cash transactions:
Non-cash interest expense	$5	$5

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
The Grover operating segment has been aggregated with our Gaming reportable business segment.
Computation of Basic and Diluted Net Income Per Share
Basic and diluted net income per share are based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the effect of the assumed exercise of stock options and vesting of RSUs only in the periods in which such effect would have been dilutive to net income. For the three and six months ended June 30, 2026, we included 1.1 million and 1.4 million, respectively, of common stock equivalents in the calculation of diluted net income per share. For the three and six months ended June 30, 2025, we included 1.3 million and 1.6 million, respectively, of common stock equivalents in the calculation of diluted net income per share.
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

(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our reportable business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gaming
Gaming operations	$247	$209	$486	$382
Gaming machine sales	184	191	340	398
Gaming systems	61	73	115	136
Table products	62	55	125	106
Total	$554	$528	$1,066	$1,022
SciPlay
Third-party platforms and other(1)	$129	$165	$265	$339
Direct-to-consumer platforms	53	35	103	63
Total	$182	$200	$368	$402
iGaming	$92	$81	$183	$158
(1) Other primarily represents advertising revenue, which was not material for the periods presented.
The amount of rental income revenue included in services revenue within the consolidated statement of operations that is outside the scope of ASC 606 was $163 million and $319 million for the three and six months ended June 30, 2026, respectively, and $151 million and $289 million for the three and six months ended June 30, 2025, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30, 2026
Contract liability balance, beginning of period(1)	$28
Liabilities recognized during the period	6
Amounts recognized in revenue from beginning balance	(12)
Contract liability balance, end of period(1)	$22
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
The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance	$785	$43
End of period balance, June 30, 2026	737	40
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of June 30, 2026, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than that for which we have the right to invoice for goods or services delivered or performed.
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

	Three Months Ended June 30, 2026
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$554	$182	$92	$828	$—	$828
Cost of revenue(2)	(134)	(42)	(34)	(210)	—	(210)
Payroll and related(3)	(83)	(24)	(16)	(123)	—	(123)
Other segment reconciling items(4)	(30)	(44)	(9)	(83)	(29)	(112)
AEBITDA(5)	307	72	33	412	(29)	383
Reconciling items to net income before income taxes:
Restructuring and other	4	(5)	(2)	(3)	(3)	(6)
D&A					(117)	(117)
Interest expense					(81)	(81)
Other income, net					4	4
Stock-based compensation					(33)	(33)
Net income before income taxes						$150
Capital expenditures for the three months ended June 30, 2026	$67	$2	$8	$77	$6	$83

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

	Three Months Ended June 30, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$528	$200	$81	$809	$—	$809
Cost of revenue(2)	(139)	(53)	(27)	(219)	—	(219)
Payroll and related(3)	(83)	(24)	(17)	(124)	—	(124)
Other segment reconciling items(4)	(26)	(49)	(9)	(84)	(30)	(114)
AEBITDA(5)	280	74	28	382	(30)	352
Reconciling items to net income before income taxes:
Restructuring and other	(1)	—	(2)	(3)	(14)	(17)
D&A					(99)	(99)
Interest expense					(77)	(77)
Other expense, net					(4)	(4)
Stock-based compensation					(31)	(31)
Net income before income taxes						$124
Capital expenditures for the three months ended June 30, 2025	$62	$5	$5	$72	$6	$78

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.

	Six Months Ended June 30, 2026
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,066	$368	$183	$1,617	$—	$1,617
Cost of revenue(2)	(251)	(88)	(65)	(404)	—	(404)
Payroll and related(3)	(176)	(51)	(34)	(261)	—	(261)
Other segment reconciling items(4)	(61)	(91)	(18)	(170)	(72)	(242)
AEBITDA(5)	578	138	66	782	(72)	710
Reconciling items to net income before income taxes:
Restructuring and other	2	(6)	(2)	(6)	(54)	(60)
D&A					(225)	(225)
Interest expense					(162)	(162)
Loss on debt financing transactions					(2)	(2)
Other income, net					14	14
Stock-based compensation					(64)	(64)
Net income before income taxes						$211
Capital expenditures for the six months ended June 30, 2026	$126	$8	$15	$149	$8	$157

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.

	Six Months Ended June 30, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,022	$402	$158	$1,582	$—	$1,582
Cost of revenue(2)	(269)	(108)	(53)	(430)	—	(430)
Payroll and related(3)	(166)	(51)	(33)	(250)	—	(250)
Other segment reconciling items(4)	(53)	(105)	(17)	(175)	(64)	(239)
AEBITDA(5)	534	138	55	727	(64)	663
Reconciling items to net income before income taxes:
Restructuring and other	(7)	(1)	(9)	(17)	(20)	(37)
D&A					(190)	(190)
Interest expense					(146)	(146)
Loss on debt financing transactions					(1)	(1)
Other expense, net					(2)	(2)
Stock-based compensation					(59)	(59)
Net income before income taxes						$228
Capital expenditures for the six months ended June 30, 2025	$111	$10	$10	$131	$8	$139

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
(5) AEBITDA is described in footnote (5) to the first table in this Note 3.
The following table summarizes the asset balances of each reportable business segment for the periods indicated:

	Gaming	SciPlay	iGaming	Total Reportable Segments	Unallocated and Reconciling Items(1)	Totals
Assets as of June 30, 2026	$4,697	$452	$987	$6,136	$228	$6,364
Assets as of December 31, 2025	4,817	482	937	6,236	226	6,462
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee severance and related	$16	$2	$19	$12
Legal and related (see Note 15)	—	—	50	—
Strategic initiatives, acquisitions and related	—	11	—	17
Contingent acquisition consideration(1)	(11)	—	(11)	—
Restructuring, integration and other	1	4	2	8
Total	$6	$17	$60	$37
(1) Represents contingent consideration fair value adjustment (see Note 11).

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	June 30, 2026	December 31, 2025
Current:
Receivables	$668	$718
Allowance for credit losses	(28)	(29)
Current receivables, net	640	689
Long-term:
Receivables	100	98
Allowance for credit losses	(3)	(2)
Long-term receivables, net	97	96
Total receivables, net	$737	$785
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of June 30, 2026		As of December 31, 2025
	Total	Balances over 90 days past due	Total	Balances over 90 days past due
Receivables:
U.S. and Canada	$405	$10	$438	$2
International	363	11	378	27
Total receivables	768	21	816	29
Receivables allowance:
U.S. and Canada	(14)	(1)	(14)	—
International	(17)	(2)	(17)	(5)
Total receivables allowance	(31)	(3)	(31)	(5)
Receivables, net	$737	$18	$785	$24
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three and six months ended June 30, 2026 and 2025 is as follows:

	2026			2025
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(31)	$(14)	$(17)	$(40)
Provision	(1)	(1)	—	1
Charge-offs and recoveries	1	—	1	—
Allowance for credit losses as of March 31	(31)	(15)	(16)	(39)
Provision	—	—	—	—
Charge-offs and recoveries	—	1	(1)	5
Allowance for credit losses as of June 30	$(31)	$(14)	$(17)	$(34)
As of June 30, 2026 and December 31, 2025, 2% and 3%, respectively, of our total receivables, net, were past due by over 90 days.

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

	As of June 30, 2026
	Total	Current	Balances over 90 days past due
Receivables	$63	$58	$5
Allowance for credit losses	(13)	(11)	(2)
Receivables, net	$50	$47	$3
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2026 and December 31, 2025, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories, net
Inventories, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Parts and work-in-process	$137	$131
Finished goods	56	38
Total inventories, net	$193	$169
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Land	$6	$6
Buildings and leasehold improvements	66	63
Gaming machinery and equipment	830	806
Furniture and fixtures	34	29
Construction in progress	10	6
Other property and equipment	102	99
Less: accumulated depreciation	(702)	(661)
Total property and equipment, net	$346	$348

Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$47	$43	$94	$84
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2026 and December 31, 2025.

	As of
	June 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,253	$(744)	$509	$1,252	$(703)	$549
Intellectual property	1,014	(878)	136	1,044	(873)	171
Licenses	293	(246)	47	312	(258)	54
Brand names	131	(129)	2	129	(127)	2
Trade names	189	(163)	26	190	(163)	27
Patents and other	12	(7)	5	12	(7)	5
Total intangible assets	$2,892	$(2,167)	$725	$2,939	$(2,131)	$808
The following reflects intangible amortization expense included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense(1)	$47	$37	$86	$68

(1) The three and six months ended June 30, 2026 include an intangible assets non-cash impairment charge of $8 million related to a SciPlay studio restructuring.
Goodwill
The table below reconciles the change in the carrying value of goodwill, by reportable segment, for the period from December 31, 2025 to June 30, 2026.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2025	$2,785	$217	$369	$3,371
Foreign currency adjustments	(3)	5	(8)	(6)
Balance as of June 30, 2026	$2,782	$222	$361	$3,365

(1) Accumulated goodwill impairment charges for the Gaming segment as of June 30, 2026 were $989 million.
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
Software, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Software	$1,204	$1,151
Accumulated amortization	(995)	(960)
Software, net	$209	$191
The following reflects amortization of software included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$23	$19	$45	$38
(10) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	June 30, 2026					December 31, 2025
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2030	variable	$210	$—	$210	$230
LNWI Term Loan A	2028	variable	780	(2)	778	788
LNWI Term Loan B	2029	variable	2,129	(16)	2,113	2,116
LNWI Senior Notes:
2029 Unsecured Notes	2029	7.250%	500	(3)	497	497
2031 Unsecured Notes	2031	7.500%	550	(5)	545	544
2033 Unsecured Notes	2033	6.250%	1,000	(14)	986	985
Other	—	—	3	—	3	3
Total long-term debt outstanding			$5,172	$(40)	$5,132	$5,163
Less: current portion of long-term debt					(63)	(53)
Long-term debt, excluding current portion					$5,069	$5,110
Fair value of debt(1)			$5,192

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
We were in compliance with the financial covenants under all debt agreements as of June 30, 2026 (for information regarding the financial covenants of all our debt agreements, see above and Note 14 in our 2025 10-K).
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
Derivative Financial Instruments
As of June 30, 2026, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of June 30, 2026. These hedges mature in April 2027.
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
The following table shows the (loss) gain and interest income on our interest rate swap contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$—	$(3)	$1	$(8)
Interest income related to interest rate swap contracts recorded in interest expense	1	3	3	5
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest expense which reflects the effects of cash flow hedges	$(81)	$(77)	$(162)	$(146)
Hedged item	(5)	(5)	(10)	(10)
Derivative designated as hedging instrument	6	8	13	15
The following table shows the fair value of our hedges:

		As of
Hedge Type	Balance Sheet Line Item	June 30, 2026	December 31, 2025
Interest rate swaps	Prepaid expenses, deposits and other current assets	$6	$—
Interest rate swaps	Other assets	—	5
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2025 to June 30, 2026.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2025	$88	$7	$81
Fair value adjustments(1)	(11)
Other adjustments(2)	(7)
Balance as of June 30, 2026	$70	$13	$57

(1) Amount included in Restructuring and other (see Note 4).
(2) Represents extinguishment of $7 million in redeemable non-controlling interest liability associated with SciPlay’s acquisition of Alictus Yazilim Anonim Şirketi in 2022, as the remaining interests were transferred to the Company during the second quarter of 2026 with no further consideration. The gain was recorded in other income (expense), net in our consolidated statements of operations.

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2026	$1	$1,276	$1,292	$(2,101)	$(223)	$245
Settlement of liability awards	—	55	—	—	—	55
Vesting of RSUs, net of tax withholdings and other	—	(33)	—	—	—	(33)
Reclassification of treasury stock upon retirement	—	(1,108)	(993)	2,101	—	—
Purchase of common stock	—	(22)	—	—	—	(22)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	52	—	—	52
Other comprehensive loss	—	—	—	—	(3)	(3)
March 31, 2026	$1	$185	$351	$—	$(226)	$311
Purchase of common stock	—	(16)	(118)	—	—	(134)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	120	—	—	120
Other comprehensive loss	—	—	—	—	(12)	(12)
June 30, 2026	$1	$186	$353	$—	$(238)	$302

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2025	$1	$1,200	$1,016	$(1,216)	$(365)	$636
Settlement of liability awards	—	44	—	—	—	44
Vesting of RSUs, net of tax withholding and other	—	(36)	—	—	—	(36)
Purchase of treasury stock(1)	—	—	—	(167)	—	(167)
Stock-based compensation	—	18	—	—	—	18
Net income	—	—	82	—	—	82
Other comprehensive income	—	—	—	—	43	43
March 31, 2025	$1	$1,226	$1,098	$(1,383)	$(322)	$620
Vesting of RSUs, net of tax withholdings and other	—	2	—	—	—	2
Purchase of treasury stock(1)	—	—	—	(101)	—	(101)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	95	—	—	95
Other comprehensive income	—	—	—	—	72	72
June 30, 2025	$1	$1,242	$1,193	$(1,484)	$(250)	$702

(1) Includes excise taxes of $1 million and $2 million for the three and six months ended June 30, 2025, respectively.
Stock-based Compensation
For the three and six months ended June 30, 2026, we recognized $33 million and $64 million, respectively, in total stock-based compensation expense under all programs. These amounts included $16 million and $30 million, respectively, of stock-based compensation classified as liability awards. For the three and six months ended June 30, 2025, we recognized $31 million and $59 million, respectively, in total stock-based compensation expense under all programs. These amounts included $17 million and $27 million, respectively, of stock-based compensation classified as liability awards.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the six months ended June 30, 2026 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2025	1.7	$90.80
Granted	1.4	$90.21
Vested	(1.3)	$85.64
Cancelled and forfeited	(0.2)	$73.52
Unvested RSUs as of June 30, 2026	1.6	$96.12
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2026 and 2025 was $90.21 and $105.28, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of June 30, 2026, we had $116 million of unrecognized stock-based compensation expense relating to unvested RSUs that is expected to be recognized over a weighted-average vesting period of approximately 1.6 years. The fair value at vesting date of RSUs vested during the six months ended June 30, 2026 and 2025 was $114 million and $113 million, respectively.
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
During the six months ended June 30, 2026, we repurchased approximately 1.8 million CDIs under the repurchase program at an aggregate cost of $156 million, excluding $7 million of excise taxes paid during the period related to purchases made in 2025. On February 19, 2026, we retired all existing treasury shares and restored such shares to the status of authorized but unissued shares in accordance with the Nevada Revised Statutes.
(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent with the prior year as of June 30, 2026.
Our income tax expense (including discrete items) was $30 million and $39 million for the three and six months ended June 30, 2026, respectively, and $29 million and $51 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, our effective tax rate differed from the U.S. statutory rate of 21%, primarily as a result of foreign earnings and the impact of worldwide tax rates on foreign earnings, along with a reduction in foreign withholding taxes. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
(14) Leases
Our total operating lease expense for the three and six months ended June 30, 2026 was $7 million and $14 million, respectively, and $7 million and $13 million for the three and six months ended June 30, 2025, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$39	$43
Accrued liabilities	17	18
Operating lease liabilities	25	29
Total operating lease liabilities	$42	$47
Weighted average remaining lease term, years	3	3
Weighted average discount rate	7%	6%

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12	$10
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5	$7
Lease liability maturities:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Less Imputed Interest	Total
Operating leases	$12	$15	$10	$4	$2	$3	$(4)	$42
As of June 30, 2026, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $54 million and $144 million for all of our legal matters that were contingencies as of June 30, 2026 and December 31, 2025, respectively.
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
In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25.0 million upfront payment to SNAI, which payment was made in February 2015, and to indemnify SNAI against certain potential future losses. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015. As of June 30, 2026, we have paid €9.4 million to SNAI pursuant to our indemnification obligations.
In re Automatic Card Shufflers Litigation Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint, which the court denied on May 19, 2022. Discovery closed on December 1, 2023. On February

16, 2024, the defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment and a motion for class certification. On May 8, 2025, the court held a hearing on the pending motions for summary judgment. On March 31, 2026, the court granted in part and denied in part defendants’ motion for summary judgment; denied plaintiffs’ motion for partial summary judgment; and granted plaintiffs’ motion for class certification. On May 4, 2026, the defendants filed a motion for reconsideration of the court’s March 31, 2026 opinion and order on defendants’ motion for summary judgment, and that motion for reconsideration is fully briefed and pending. On May 21, 2026, the court set the matter for a jury trial beginning November 1, 2027. Due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings in the district court, or any appeal therefrom, we are unable at this time to estimate a range of reasonably possible losses, or any amount within such a range, above the amount we have recorded for this matter, which is the minimum amount of reasonably possible loss. We believe that the claims are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. (“Respondents”). In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme Court. The Court denied Respondents’ petition on August 9, 2022, and on August 16, 2022, Respondents appealed to the New York Appellate Division, First Department, which denied Respondents’ appeal on June 22, 2023. On April 15, 2022, Respondents filed a motion to dismiss the claimant’s complaint, which the Arbitrator denied on July 26, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification. On December 9, 2024, the Arbitrator denied the motions for summary judgment and issued a class determination award, certifying a class. On January 9, 2025, Respondents filed a petition to vacate the award in New York Supreme Court. The Court denied Respondents’ petition and granted Claimant’s cross-petition to confirm the award on July 2, 2025, and on July 7, 2025, Respondents appealed to the New York Appellate Division, First Department, which on July 16, 2026, affirmed the New York Supreme Court’s decision. Respondents intend to seek leave to appeal that decision. On November 14, 2025, the Arbitrator entered a scheduling order setting the evidentiary hearing in this matter for April 15 to 30 and May 6 to 13, 2026. On March 19, 2026, the Arbitrator entered an order postponing the evidentiary hearing pending future developments relating to Respondents’ appeal of the Arbitrator’s class determination award. Due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings before the Arbitrator, or any appeal therefrom, we are unable at this time to estimate a range of reasonably possible losses, or any amount within such a range, above the amount we have recorded for this matter, which is the minimum amount of reasonably possible loss. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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

Herman Matter
On January 15, 2026, plaintiff Sean Herman filed a putative class action complaint against SciPlay Corporation and SciPlay Games, LLC in the United States District Court for the Western District of Washington. The complaint asserts claims for alleged violations of Washington State’s anti-gambling statutes and Washington State’s Consumer Protection Act. The plaintiff seeks to represent a putative class of Washington State residents who spent money playing SciPlay’s online social casino games during the three years preceding the filing of plaintiff’s complaint. Plaintiff’s complaint seeks an order certifying the proposed class, and further seeks unspecified money damages, rescission, restitution, declaratory relief, and injunctive relief, the award of interest, expenses, costs, and plaintiff’s reasonable attorneys’ fees, and unspecified other equitable relief. On March 30, 2026, defendants filed a motion to compel arbitration of plaintiff’s claims and to stay plaintiff’s lawsuit pending resolution of the arbitration. On April 29, 2026, plaintiff filed a Notice of Non-Opposition to defendants’ motion to compel arbitration, stating that plaintiff agrees the case should be stayed while the parties arbitrate their dispute. On May 22, 2026, the court granted defendants’ motion to compel arbitration of plaintiff’s claims and stayed plaintiff’s lawsuit pending completion of the arbitration proceedings. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the complaint are without merit, and intend to vigorously defend against them.
Evolution Matter
On May 28, 2024, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia brought a civil action in the United States District Court for the District of Nevada against L&W and LNW Gaming, Inc. Plaintiffs assert claims for patent infringement and trade secret misappropriation relating to defendants’ ROULETTEX® and POWERX® games and defendants’ 88 Fortunes Blaze Live Roulette game. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified damages, the award of attorneys’ fees and costs, interest, and declaratory relief. On July 24, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted as to plaintiffs’ claims for patent infringement on February 11, 2025. On August 16, 2024, defendants filed a motion to stay discovery, which the court denied on November 7, 2024. On February 7, 2025, defendants filed a motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation, or, in the alternative, to dismiss the claims. On September 30, 2025, the court granted defendants’ motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation and stayed those claims. On April 10, 2025, Plaintiffs filed a First Amended Complaint and on May 15, 2025, defendants filed a motion to dismiss that First Amended Complaint, which the court denied as moot on September 30, 2025. Also on April 10, 2025, Plaintiffs filed a motion for leave to file a Second Amended Complaint, which the court granted on June 30, 2025. Plaintiffs filed their Second Amended Complaint on June 30, 2025, and defendants filed a motion to dismiss the claims for patent infringement in that complaint on August 8, 2025. Also on August 8, 2025, the parties filed a joint stipulation to stay all discovery until and through January 16, 2026, which the court granted on August 11, 2025. On February 2, 2026, defendants filed a motion to stay all discovery pending the court’s ruling on defendants’ motion to dismiss plaintiffs’ Second Amended Complaint, and the resolution of pending Inter Partes Review proceedings involving the majority of the patents asserted in the action, which the court denied as moot on March 31, 2026. On February 3, 2026, the court entered a scheduling order setting certain pretrial deadlines, including a fact discovery deadline of October 27, 2026. On March 30, 2026, the court granted defendants’ motion to dismiss the claims for patent infringement. On May 5, 2026, the court entered an order noting that the lawsuit remains stayed pending the outcome of an arbitration between the parties regarding plaintiffs’ claims of trade secret misappropriation. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the dispute are without merit and intend to vigorously defend against them.
On November 12, 2025, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia filed a request for arbitration directed against L&W and LNW Gaming, Inc. with the International Court of Arbitration of the International Chamber of Commerce (“ICC”). Claimants’ request for arbitration asserts those claims for trade secret misappropriation that the Nevada court, in its order of September 30, 2025, directed be arbitrated. On February 2, 2026, respondents filed an answer to claimants’ request for arbitration. On February 27, 2026, the ICC confirmed the constitution of an Arbitral Tribunal over claimants’ claims, consisting of three arbitrators. On June 19, 2026, the Arbitral Tribunal entered a procedural order setting the matter for a hearing beginning on July 26, 2027. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the dispute are without merit and intend to vigorously defend against them.
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
CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Total revenue	$828	$809	$19	2%	$1,617	$1,582	$35	2%
Total operating expenses	605	607	(2)	—%	1,265	1,211	54	4%
Operating income	223	202	21	10%	352	371	(19)	(5)%
Net income before income taxes	150	124	26	21%	211	228	(17)	(7)%
Net income	120	95	25	26%	172	177	(5)	(3)%
Revenue

Consolidated Revenue by Reportable Business Segment
(in millions)
Three Months Ended June 30, 2026 and 2025	Six Months Ended June 30, 2026 and 2025

Gaming revenue increased 5% for the three months ended June 30, 2026, as compared to the prior year period. Revenue growth was primarily driven by higher Gaming operations revenue of $14 million supported by our diversified portfolio of high-performing game franchises, along with a $24 million increase in revenue from Grover. Table products contributed $7 million in growth driven by an increase in global utility sales. These increases were partially offset by a decrease in Gaming machine sales of $7 million, as the prior year period benefited from the timing of North America VLT shipments, and a decrease in Gaming systems revenue of $12 million for the three months ended June 30, 2026, primarily due to lower hardware sales as compared to the prior year period.
Gaming revenue increased 4% for the six months ended June 30, 2026, as compared to the prior year period. Revenue growth was primarily driven by higher Gaming operations revenue of $37 million, supported by our diversified portfolio of high-performing game franchises, along with an increase of $67 million in revenue from Grover. Table products contributed $19 million in growth driven by an increase in global utility sales. This was partially offset by a decrease in Gaming machine sales of $58 million, as the prior year period benefited from the timing of international and North America VLT shipments, and a decrease in Gaming systems revenue of $21 million, primarily due to lower hardware sales as compared to the prior year period.
SciPlay revenue decreased by $18 million and $34 million, or 9% and 8%, for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods. These decreases were primarily due to a softer social casino free-to-play market and a decline in average monthly payers primarily attributable to JACKPOT PARTY® Casino, partially offset by an increase in average monthly revenue per paying user, which increased 4% and 6% for the three and six months ended June 30, 2026, respectively. Revenue generated via the proprietary direct-to-consumer platform continues to increase and represented approximately 29% and 18% of total SciPlay revenue for the three months ended June 30, 2026 and 2025, respectively, and 28% and 16% for the six months ended June 30, 2026 and 2025, respectively.
iGaming revenue increased by $11 million and $25 million, or 14% and 16%, for the three and six months ended June 30, 2026, respectively. Revenue growth was driven primarily by continued momentum in the North American markets underpinned by first-party content (“1PP”) proliferation and the expansion of our partner network.
Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Operating expenses:
Cost of services	$111	$113	$(2)	(2)%	$221	$224	$(3)	(1)%
Cost of products	99	106	(7)	(7)%	183	206	(23)	(11)%
SG&A	211	208	3	1%	448	425	23	5%
R&D	61	64	(3)	(5)%	128	129	(1)	(1)%
D&A	117	99	18	18%	225	190	35	18%
Restructuring and other	6	17	(11)	(65)%	60	37	23	62%
Total operating expenses	$605	$607	$(2)	—%	$1,265	$1,211	$54	4%
Cost of Revenue
Total cost of revenue decreased 4% and 6% for the three and six months ended June 30, 2026, respectively, primarily as a result of lower cost of products and services in correlation with lower Gaming machine sales and SciPlay revenue.
SG&A
SG&A was relatively flat for the three months ended June 30, 2026, as compared to the prior year period. SG&A increased 5% for the six months ended June 30, 2026, as compared to the prior year period. This was primarily due to higher salaries and benefits (including stock-based compensation) of $14 million, higher bad debt expense of $6 million (as the prior year reflected recoveries of certain balances), and higher legal and professional services of $5 million, partially offset by a decrease in marketing expense of $11 million, primarily driven by SciPlay.
D&A
D&A increased 18% for both the three and six months ended June 30, 2026, primarily due to depreciation related to Gaming operations installed base investments and growth, D&A associated with the Grover acquisition and a $9 million impairment charge related to a SciPlay studio restructuring.

Restructuring and Other
Restructuring and other decreased for the three months ended June 30, 2026, primarily due to an $11 million impact from the revaluation of the Grover contingent acquisition consideration during the second quarter of 2026, as well as $11 million in lower strategic initiatives, acquisitions, and related expenses (primarily related to the Grover acquisition in the prior year period), partially offset by an increase in employee severance and related charges of $14 million.
Restructuring and other increased for the six months ended June 30, 2026, primarily due to $50 million in legal reserve contingencies associated with certain legal matters, while costs related to strategic review and related transactions decreased, including prior period legal and professional service fees associated with the acquisition of Grover of $14 million and $9 million in iGaming charges, primarily related to the discontinuation of our iGaming Live Casino operations. The six months ended June 30, 2026 also included higher employee severance and related costs of $7 million and the revaluation of the Grover contingent acquisition consideration of $11 million.
Other Factors Affecting Net Income

	Three Months Ended June 30,		Six Months Ended June 30,		Factors Affecting Net Income
(in millions)	2026	2025	2026	2025	2026 vs. 2025
Interest expense	$(81)	$(77)	$(162)	$(146)	The increase in interest expense is primarily due to higher outstanding debt used to complete the Grover acquisition, partially offset by the redemption of certain senior notes and refinancing through the LNWI Credit Agreement that reduced our applicable interest rates.
Other income (expense), net	8	(1)	23	4	The change in other income, net was primarily due to foreign exchange impacts, along with the change in our contingent consideration liability associated with the Alictus acquisition from 2022.
Income tax expense	(30)	(29)	(39)	(51)	The change in income tax expense for the six months ended June 30, 2026 as compared to the prior year period was primarily due to the change in worldwide income(1).
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$28	3%	$33	4%	$53	3%	$56	4%
Euro	61	7%	57	7%	123	8%	111	7%
Australian Dollar	28	3%	38	5%	36	2%	62	4%
REPORTABLE BUSINESS SEGMENT RESULTS (for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025)
GAMING
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

Current Year Update
Gaming revenue for the three and six months ended June 30, 2026 increased by 5% and 4%, respectively, as compared to the prior year periods, driven by growth in Gaming operations revenue, which benefited from an increase supported by our diversified portfolio of high-performing game franchises, along with an increase in revenue from Grover. The increase in Gaming revenue also benefited from Table products growth for the three and six months ended June 30, 2026. Gaming machine sales decreased, as the prior year periods primarily benefited from the timing of North America VLT shipments and timing of international shipments impacting the six-month current year period, while Gaming systems revenue decreased due to lower hardware sales as compared to the prior year periods.
Our growth is driven by the continued strength of our diversified portfolio of successful game franchises and the success of our COSMIC®, COSMIC UPRIGHT, LIGHTWAVE® and LIGHTWAVE SOLARTM cabinets. While demand remains strong, we are actively monitoring any impact of tariffs, inflationary pressures, supply chain disruptions, geopolitical uncertainty, and macroeconomic uncertainty that may impact our operations and financial results. See Part I, Item 1A “Risk Factors” within our 2025 10-K for further information regarding these factors which may have an impact on our Gaming business.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except per unit amounts)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenue:
Gaming operations(1)	$247	$209	$38	18%	$486	$382	$104	27%
Gaming machine sales	184	191	(7)	(4)%	340	398	(58)	(15)%
Gaming systems	61	73	(12)	(16)%	115	136	(21)	(15)%
Table products	62	55	7	13%	125	106	19	18%
Total revenue	$554	$528	$26	5%	$1,066	$1,022	$44	4%

KPIs:
U.S. and Canada units(1):
Installed base at period end	48,639	46,368	2,271	5%	48,639	46,368	2,271	5%
Average daily revenue per unit	$48.88	$46.05	$2.83	6%	$48.51	$47.05	$1.46	3%

International units(2):
Installed base at period end	18,408	19,526	(1,118)	(6)%	18,408	19,526	(1,118)	(6)%
Average daily revenue per unit	$16.38	$16.97	$(0.59)	(3)%	$16.19	$16.04	$0.15	1%

Gaming machine sales:
U.S. and Canada new unit shipments	4,973	5,454	(481)	(9)%	9,997	11,223	(1,226)	(11)%
International new unit shipments	3,823	3,585	238	7%	5,999	7,586	(1,587)	(21)%
Total new unit shipments	8,796	9,039	(243)	(3)%	15,996	18,809	(2,813)	(15)%
Average sales price per new unit	$18,936	$18,930	$6	—%	$19,290	$19,483	$(193)	(1)%
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
Gaming Operations
Gaming operations revenue growth for the three and six months ended June 30, 2026 was primarily driven by increases of $14 million, or 7%, and $37 million, or 10%, respectively, from strong game performance of hit franchises, including our premium games, as well as increases of $24 million and $67 million, respectively, in revenue from Grover. Gaming operations for U.S. and Canada had a 2,271-unit increase in installed base from June 30, 2025 to June 30, 2026 and an increase in average daily revenue per unit of $2.83 and $1.46 for the three and six months ended June 30, 2026, respectively, as average daily revenue per unit growth related to premium U.S. and Canada units was partially offset by the inclusion of lower-yielding Grover units. Average daily revenue per unit for international units decreased by $0.59 for the three months ended June 30, 2026 and increased by $0.15 for the six months ended June 30, 2026. International ending installed base units decreased by 1,118 units from June 30, 2025 to June 30, 2026, primarily due to the expected closure of certain LBOs in the U.K.
Gaming Machine Sales
Gaming machine sales revenue decreased by $7 million, or 4%, and $58 million, or 15%, for the three and six months ended June 30, 2026, respectively, as the prior year periods benefited from the timing of North America VLT shipments, with the six-month prior year period also benefiting from the timing of international shipments.

The following table summarizes Gaming machine sales changes:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
U.S. and Canada new unit shipments:
Replacement units	4,939	5,231	(292)	(6)%	9,670	10,629	(959)	(9)%
Casino opening and expansion units	34	223	(189)	(85)%	327	594	(267)	(45)%
Total new unit shipments	4,973	5,454	(481)	(9)%	9,997	11,223	(1,226)	(11)%

International new unit shipments:
Replacement units	3,481	3,511	(30)	(1)%	5,588	6,509	(921)	(14)%
Casino opening and expansion units	342	74	268	362%	411	1,077	(666)	(62)%
Total new unit shipments	3,823	3,585	238	7%	5,999	7,586	(1,587)	(21)%
Gaming Systems
Gaming systems revenue decreased 16% to $61 million for the three months ended June 30, 2026 and by 15% to $115 million for the six months ended June 30, 2026. The majority of the decreases were due to lower hardware sales as compared to the prior year periods.
Table Products
Table products revenue increased 13% to $62 million for the three months ended June 30, 2026 and by 18% to $125 million for the six months ended June 30, 2026. The majority of the increases were due to higher utility sales, as compared to the prior year periods.
Operating Expenses and AEBITDA
Operating expenses increased by $6 million and $25 million for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods, primarily due to $8 million and $27 million in higher D&A, respectively, of which $7 million and $24 million is related to Grover, and the remainder of which is related to increased Gaming operations investment. Operating expenses also increased due to $2 million and $16 million in higher salaries and benefits (including stock-based compensation) for the three and six months ended June 30, 2026, respectively. These increases were partially offset by $5 million and $18 million in lower cost of revenue, respectively, primarily associated with a decrease in Gaming machine sales.
AEBITDA increased by $27 million and $44 million for the three and six months ended June 30, 2026, respectively, while AEBITDA as a percentage of revenue (“AEBITDA margin”) increased to 55% and 54% for the three and six months ended June 30, 2026, respectively, as compared to 53% and 52%, respectively, for the prior year periods, primarily due to margin enhancement initiatives and a more favorable revenue mix.
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
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include BINGO SHOWDOWN® and BACKGAMMON LIVE. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. Revenue generated via SciPlay’s proprietary direct-to-consumer platform continues to increase and represented approximately 28% of total SciPlay revenue for the six months ended June 30, 2026. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
Current Year Update
SciPlay revenue decreased for the three and six months ended June 30, 2026, primarily due to a softer social casino free-to-play market and a decline in average monthly payers, largely attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user. The overall social casino industry is experiencing pressures from sweepstakes operators and remains challenged amid a mature social casino market. SciPlay continues to deploy strategic game updates, utilize enhanced analytics, pursue international expansion and benefit from the proprietary direct-to-consumer platform.
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
Results of Operations and KPIs

Three and Six Months Ended June 30, 2026 and 2025

(1) Other primarily represents advertising revenue, which was not material for the periods presented.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions unless otherwise noted)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenue:
Third-party platforms and other(1)	$129	$165	$(36)	(22)%	$265	$339	$(74)	(22)%
Direct-to-consumer platforms	53	35	18	51%	103	63	40	63%
Total revenue	$182	$200	$(18)	(9)%	$368	$402	$(34)	(8)%

KPIs:
In-App Purchases:
Average MAU(2)	4.6	5.2	(0.6)	(12)%	4.8	5.4	(0.6)	(11)%
Average DAU(3)	1.9	2.0	(0.1)	(5)%	1.9	2.1	(0.2)	(10)%
ARPDAU(4)	$1.06	$1.08	$(0.02)	(2)%	$1.06	$1.07	$(0.01)	(1)%
Average MPUs(5) (in thousands)	447	512	(65)	(13)%	467	542	(75)	(14)%
AMRPPU(6)	$133.80	$128.96	$4.84	4%	$129.89	$122.63	$7.26	6%
Payer Conversion Rate(7)	9.7%	9.8%	(0.1)%	nm	9.7%	10.1%	(0.4)%	nm
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

SciPlay revenue decreased by 9% and 8% for the three and six months ended June 30, 2026, respectively, due to a softer social casino free-to-play market and a decline in average monthly payers, primarily attributable to Jackpot Party® Casino, partially offset by an increase in average monthly revenue per paying user. Direct-to-consumer revenue increased by 51% and 63% for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods.
Average MAU and average MPU for the three and six months ended June 30, 2026 decreased due to the turnover in users. ARPDAU decreased slightly while AMRPPU increased, despite payer conversion decreasing slightly, as SciPlay continues to enhance content and features.
Payer conversion rates decreased slightly, as average MPU declined by a greater percentage than average MAU.
Operating Expenses and AEBITDA
Operating expenses decreased 1% and 7% for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods, which was primarily driven by lower cost of revenue and higher margin on our direct-to-consumer platform revenue, as well as lower user acquisition costs of $6 million and $12 million for the three and six months ended June 30, 2026, respectively, partially offset by higher D&A costs of $9 million and $11 million, respectively.
AEBITDA for the three months ended June 30, 2026 decreased by $2 million to $72 million as compared to the prior year period, while it remained flat for the six months ended June 30, 2026, as compared to the prior year period. AEBITDA margin increased by 3 and 4 percentage points to 40% and 38%, respectively, primarily due to revenue generated via our proprietary direct-to-consumer platform, which yields higher margins.
iGAMING
Our iGaming business segment provides a comprehensive suite of digital gaming content, distribution platforms and player account management systems, as well as various other iGaming content and services. The majority of our revenue is derived from casino-style game content, including a wide variety of internally developed and branded games as well as popular third-party provider games. These games are made available to iGaming operators via content aggregation platforms, including Open Gaming System, remote gaming servers and various other platforms. We also provide our Open Platform System, a player account management system which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Generally, we host the play of our game content, which is integrated with the online casino operators’ websites.
Current Year Update
We continue to expand our customer base and capitalize on growth in the North American and international markets, including emerging markets, by leveraging our industry leading platforms, content and solutions, as well as investing in our ability to scale our own original U.S. and international land-based content offering.
In November 2025, the U.K. Government’s Autumn Budget increased gambling duties that increase tax liabilities for our customers and consequently impact our revenue and earnings, which became effective April 1, 2026. We continue to assess the impact on our iGaming segment, which includes U.K. revenue representing approximately 15% to 20% of total iGaming revenue subject to this tax. See Part I, Item 1A “Risk Factors” within our 2025 10-K for further information regarding U.K. Government gaming tax changes.
Results of Operations

Three and Six Months Ended June 30, 2026 and 2025
iGaming revenue for the three and six months ended June 30, 2026 increased 14% and 16%, respectively, as compared to the prior year periods. Revenue growth was primarily driven by continuing momentum in the North American market underpinned by 1PP growth and the expansion of our partner network, despite increased U.K. gambling duties, which became effective on April 1, 2026. Wagers processed through our Open Gaming System for the three-month period ended June 30, 2026 increased to $31.3 billion from $26.6 billion during the prior year period.
Operating expenses increased 9% and 4% for the three and six months ended June 30, 2026, respectively, as higher costs in correlation with higher revenues were partially offset by $2 million and $9 million, respectively, in restructuring costs in the prior year periods, largely related to the discontinuation of our Live Casino operations. AEBITDA increased 18% and 20% for the three and six months ended June 30, 2026, respectively, and AEBITDA margin increased to 36% for both the three and six months ended June 30, 2026, primarily due to operational efficiencies and higher 1PP revenue mix.
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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of June 30, 2026, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.
Cash and Available Revolver Capacity

	As of
(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$148	$167
Revolver capacity	1,000	1,000
Revolver capacity drawn	(210)	(230)
Letters of credit	(10)	(10)
Total	$928	$927
Total cash held by our foreign subsidiaries was $143 million and $156 million as of June 30, 2026 and December 31, 2025, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may, from time to time, repurchase or otherwise repay, retire or refinance our debt, through our subsidiaries or otherwise. We may also repurchase shares of our outstanding common stock (including CDIs) through our Board-approved share repurchase program, up to an aggregate amount of $1.5 billion through June 12, 2027. During the six months ended June 30, 2026, we repurchased approximately 1.8 million CDIs at an aggregate cost of $156 million (excluding excise taxes). On February 19, 2026, we retired all existing treasury shares and restored such shares to the status of authorized but unissued shares in accordance with the Nevada Revised Statutes. All future shares (including CDIs) repurchased under our share repurchase program will also be retired and restored to the status of authorized but unissued shares.
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
Cash Flow Summary

	Six Months Ended June 30,		Variance
(in millions)	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$380	$291	$89
Net cash used in investing activities	(156)	(1,000)	844
Net cash (used in) provided by financing activities	(241)	660	(901)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	8	(7)
Decrease in cash, cash equivalents and restricted cash	$(16)	$(41)	$25

Cash flows from operating activities

	Six Months Ended June 30,		Variance
(in millions)	2026	2025	2026 vs. 2025
Net income	$172	$177	$(5)
Adjustments to reconcile net income to net cash provided by operating activities	246	225	21
Changes in working capital accounts, excluding the effects of acquisitions	(38)	(111)	73
Net cash provided by operating activities	$380	$291	$89
Net cash provided by operating activities increased primarily due to earnings growth coupled with favorable changes in working capital accounts. Changes in working capital accounts for the six months ended June 30, 2026, as compared to the prior year period, improved by $73 million primarily due to timing of receivables collections and payment of expenditures over the current year period, partially offset by $65 million in higher legal settlement payments during 2026.
Cash flows from investing activities
Net cash used in investing activities decreased primarily due to the Grover acquisition in the prior year period, partially offset by higher capital expenditures in the current year period, primarily driven by Gaming operations growth (inclusive of Grover).
Cash flows from financing activities
Net cash used in financing activities decreased primarily as a result of lower purchases of our outstanding common stock (including CDIs) under our share repurchase program, partially offset by increased debt repayments, net of borrowings. During the six months ended June 30, 2026 and 2025, we paid $163 million and $270 million, respectively, to purchase our common stock (including CDIs) (including $7 million and $4 million in excise taxes paid, respectively). The prior year included $800 million of borrowings incurred under the LNWI Term Loan A, which was used to fund the Grover acquisition.
Credit Agreement and Other Debt
For additional information regarding our credit agreements and other debt, interest rate risk and interest rate hedging instruments, see Notes 14 and 15 and Part II, Item 7A “Disclosures About Market Risk” in our 2025 10-K as well as Notes 10 and 11 and Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any significant off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of June 30, 2026, the face value of long-term debt was $5.2 billion, including $3.1 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $31 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2026.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of our legal proceedings, see Note 15 in this Quarterly Report on Form 10-Q and Note 19 in our 2025 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Part I, Item 1A “Risk Factors” included in our 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 1.6 million CDIs under our share repurchase program during the three months ended June 30, 2026.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Average Price Paid per Share(2)	Total Cost of Repurchase (in millions)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(2)
4/1/2026 - 4/30/2026	—	$—	$—	$314
5/1/2026 - 5/31/2026	0.7	$81.49	55	$259
6/1/2026 - 6/30/2026	0.9	$84.08	79	$180
Total	1.6	$83.00	$134	$180

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
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on August 5, 2022 (incorporated by reference to Exhibit 3.1(a) to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2022).

3.2
Fourth Amended and Restated Bylaws of Light & Wonder, Inc., effective as of November 13, 2025 (incorporated by reference to Exhibit 3.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed November 14, 2025).

10.1
Amendment to Employment Agreement, dated as of May 5, 2026, by and between Light & Wonder, Inc. and Matthew Wilson (incorporated by reference to Exhibit 10.2 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q filed May 6, 2026).*

10.2
Amendment to Employment Agreement, dated as of May 5, 2026, by and between Light & Wonder, Inc. and Oliver Chow (incorporated by reference to Exhibit 10.3 to Light & Wonder, Inc.’s Quarterly Report on Form 10-Q filed May 6, 2026).*

10.3	Amendment to Employment Agreement, dated as of May 11, 2026, by and between LNW Gaming, Inc. and Siobhan Lane.*(†)

15.1	Letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm, Regarding Unaudited Interim Financial Information.(†)

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

31.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated:    August 4, 2026