Form 10-Q
period 2026-09-30
Light & Wonder, Inc.
filed 2026-11-04
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a one-for-one basis. The total number of shares of the registrant’s common stock outstanding as of October 30, 2026, including shares of common stock underlying the issued and outstanding CDIs, was 77,049,181 (including 0.7 million CDIs held in a trust account with the registrant’s equity plan administrator for future issuance in connection with the vesting or exercise of equity-based awards granted by the registrant).

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:

Term or Acronym	Definition
2025 10-K	2025 Annual Report on Form 10-K filed with SEC on February 24, 2026
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by LNWI
2031 Unsecured Notes	7.500% senior unsecured notes due 2031 issued by LNWI
2033 Unsecured Notes	6.250% senior unsecured notes due 2033 issued by LNWI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
CDIs	CHESS depositary interests
CMS	casino-management system
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Grover	Grover Charitable Gaming business acquired on May 16, 2025
KPIs	Key Performance Indicators
L&W	Light & Wonder, Inc.
LBO	licensed betting office
LNWI	Light and Wonder International, Inc., a wholly owned subsidiary of L&W and successor to Scientific Games International, Inc.
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

LNWI Credit Agreement A	That certain credit agreement, dated as of May 15, 2025, among LNWI, as the borrower, L&W, as a guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Securities, Inc., Citizens Bank, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas Securities Corp., KeyBanc Capital Markets Inc., U.S. Bank National Association, Fifth Third Bank, National Association, Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners and Deutsche Bank Securities Inc., as Co-Documentation Agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time
LNWI Revolver	Revolving credit facility with aggregate commitments of $1.0 billion extended pursuant to the LNWI Credit Agreement
LNWI Term Loan A	Term loan A facility provided for by the LNWI Credit Agreement A
LNWI Term Loan B	Term loan B facility provided for by the LNWI Credit Agreement
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	Refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3). Premium Gaming operations units are Participation games on the Company’s premium hardware and/or content, which generate higher average daily revenue per unit than other Participation units, and exclude Grover units
R&D	research and development
RSU	restricted stock unit
SciPlay	Our SciPlay business segment
SEC	Securities and Exchange Commission

Term or Acronym	Definition
Securities Act	Securities Act of 1933, as amended
Senior Notes or Unsecured Notes	refers to the 2029 Unsecured Notes, 2031 Unsecured Notes and 2033 Unsecured Notes, collectively
SG&A	selling, general and administrative
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
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

FORWARD-LOOKING STATEMENTS
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based on management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
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
•difficulty predicting what impact new or increased tariffs imposed, and other trade actions taken, by the U.S. and foreign jurisdictions could have on our business;
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
•risks and uncertainties of changes in U.K. gaming legislation, including any new or revised licensing and taxation regimes, responsible gambling requirements and/or sanctions on unlicensed providers;
•inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;
•failure of our investments in artificial intelligence (“AI”) and infrastructure to achieve some or all of their intended benefits, including improved efficiency and growth, or the introduction of new or unforeseen risks by AI;
•failure to retain, and dependence on, key management and employees;
•unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, war, armed conflicts or hostilities, the impact such events may have on our customers, suppliers, employees, consultants, business partners or operations, as well as management’s response to any of the aforementioned factors;
•changes in demand for our products and services;
•dependence on certain suppliers and manufacturers;
•SciPlay’s dependence on certain key providers;
•ownership changes and consolidation in the gaming industry;
•fluctuations in our results due to seasonality and other factors;
•the possibility that the Company may be unable to achieve expected financial, operational and strategic benefits of the Grover acquisition;

•risks associated with having a sole primary listing on the ASX, which could negatively affect the liquidity and trading prices of our common stock or CDIs, impact our investors’ ability to trade in our securities and our access to the capital markets and could lead to price variations and other impacts on holders of our securities;
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
•challenges or disruptions relating to the completion of the domestic migration of, and acquisition integrations into, our enterprise resource planning system;
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
•incurrence of restructuring costs;
•goodwill impairment charges, including changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Light & Wonder, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Light & Wonder, Inc. and subsidiaries (the "Company") as of September 30, 2026, the consolidated statements of operations and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2026 and 2025, the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
November 4, 2026

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Services	$599	$601	$1,794	$1,694
Products	225	240	646	730
Total revenue	824	841	2,440	2,424
Operating expenses:
Cost of services(1)	107	112	327	336
Cost of products(1)	94	105	277	311
Selling, general and administrative	212	219	660	644
Research and development	56	62	183	192
Depreciation, amortization and impairments	105	108	331	298
Restructuring and other	8	6	68	43
Operating income	242	229	594	600
Other (expense) income:
Interest expense	(80)	(84)	(243)	(229)
Loss on debt financing transactions	—	(4)	(2)	(5)
Other income (expense), net	5	(2)	29	1
Total other expense, net	(75)	(90)	(216)	(233)
Net income before income taxes	167	139	378	367
Income tax expense	(34)	(25)	(73)	(76)
Net income	$133	$114	$305	$291
Basic and diluted net income per share:
Basic	$1.74	$1.37	$3.97	$3.45
Diluted	$1.72	$1.34	$3.90	$3.39
Weighted average number of shares used in per share calculations:
Basic shares	76.4	83.5	77.0	84.2
Diluted shares	77.5	85.0	78.3	85.8
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$133	$114	$305	$291
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	—	8	(16)	131
Derivative financial instruments unrealized (loss) gain, net of tax	—	(2)	1	(10)
Total other comprehensive income (loss)	—	6	(15)	121
Total comprehensive income	$133	$120	$290	$412
See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$139	$167
Restricted cash	49	94
Receivables, net of allowance for credit losses of $26 and $29, respectively	632	689
Inventories, net	194	169
Prepaid expenses, deposits and other current assets	177	164
Total current assets	1,191	1,283
Non-current assets:
Restricted cash	4	5
Receivables, net of allowance for credit losses of $3 and $2, respectively	88	96
Property and equipment, net	355	348
Operating lease right-of-use assets	64	43
Goodwill	3,365	3,371
Intangible assets, net	688	808
Software, net	216	191
Deferred income taxes	290	254
Other assets	58	63
Total assets	$6,319	$6,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$64	$53
Accounts payable	136	189
Accrued liabilities	418	535
Income taxes payable	85	26
Total current liabilities	703	803
Deferred income taxes	11	11
Operating lease liabilities	51	29
Other long-term liabilities	214	264
Long-term debt, excluding current portion	4,917	5,110
Total liabilities	5,896	6,217
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001 per share, 199.0 shares authorized; 77.0 and 118.6 shares issued, respectively, and 76.3 and 77.1 shares outstanding, respectively	1	1
Additional paid-in capital	204	1,276
Retained earnings	486	1,292
Treasury stock, at cost, 0.7 and 41.5 shares, respectively(1)	(30)	(2,101)
Accumulated other comprehensive loss	(238)	(223)
Total stockholders’ equity	423	245
Total liabilities and stockholders’ equity	$6,319	$6,462
(1) Shares issued as of September 30, 2026 include 0.7 million of CDIs held in trust by our equity plan administrator, reserved for future issuance upon the vesting or exercise of Company equity awards. Treasury stock, at cost, as of September 30, 2026 reflects these same CDIs held in trust, which are excluded from shares outstanding.

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$305	$291
Adjustments to reconcile net income to net cash provided by operating activities	386	410
Changes in working capital accounts, excluding the effects of acquisition	(75)	(226)
Net cash provided by operating activities	616	475
Cash flows from investing activities:
Capital expenditures	(247)	(218)
Acquisitions of businesses and assets, net of cash acquired and other	1	(861)
Net cash used in investing activities	(246)	(1,079)
Cash flows from financing activities:
Borrowings under revolving credit facility	320	460
Repayments under revolving credit facility	(480)	(460)
Proceeds from issuance of senior notes and term loans	—	1,800
Repayments of notes (including redemption premium)	—	(700)
Payments on long-term debt	(31)	(21)
Payments of debt issuance and deferred financing costs	(2)	(18)
Payments on license obligations	(22)	(28)
Payments of contingent acquisition consideration	—	(2)
Purchase of L&W common stock	(163)	(380)
Purchase of L&W common stock held in trust for stock-based compensation plans	(30)	—
Net redemptions of common stock under stock-based compensation plans and other	(37)	(39)
Net cash (used in) provided by financing activities	(445)	612
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	9
(Decrease) increase in cash, cash equivalents and restricted cash	(74)	17
Cash, cash equivalents and restricted cash, beginning of period	266	312
Cash, cash equivalents and restricted cash, end of period	$192	$329
Supplemental cash flow information:
Cash paid for interest	$225	$226
Income taxes paid	68	94
Supplemental non-cash transactions:
Non-cash interest expense	$8	$7

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
Computation of Basic and Diluted Net Income Per Share
Basic and diluted net income per share are based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the effect of the assumed exercise of stock options and vesting of RSUs only in the periods in which such effect would have been dilutive to net income. For the three and nine months ended September 30, 2026, we included 1.1 million and 1.3 million, respectively, of common stock equivalents in the calculation of diluted net income per share. For the three and nine months ended September 30, 2025, we included 1.5 million and 1.6 million, respectively, of common stock equivalents in the calculation of diluted net income per share.
New Accounting Guidance - Adopted
In September 2025, the FASB issued ASU No. 2025-06, under Subtopic 350-40, Intangibles — Goodwill and Other — Internal-Use Software. The new guidance aims to modernize the accounting for internal-use capitalized software costs and removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. An entity is therefore required to start capitalizing internal-use software costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete” recognition threshold). We adopted this guidance as of January 1, 2026, and it did not have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes an authoritative recognition, measurement, and presentation model generally based on the principles of International Accounting Standard 20. Under the guidance, a government grant is not recognized until it is probable that (i) the entity will comply with the conditions attached to the grant and (ii) the grant will be received. The amendments are effective for annual periods beginning after December 15, 2028, including interim periods within those annual periods, with early adoption permitted. We early adopted ASU 2025-10 effective January 1, 2026, using the modified prospective transition method, under which the guidance applies to government grants that are not complete as of the effective date and to grants entered into on or after that date. We adopted the guidance early because it codifies an authoritative recognition and measurement model for government grants, replacing the application of other frameworks by analogy. Adoption did not have a material impact on our consolidated financial statements.
There have been no other recent accounting pronouncements or changes in accounting pronouncements since those described within Note 1 of our 2025 10-K that are expected to have a material impact on our consolidated financial statements.
(2) Revenue Recognition
The following table disaggregates our revenues by type within each of our reportable business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gaming
Gaming operations	$248	$241	$734	$624
Gaming machine sales	199	189	539	587
Gaming systems	55	72	170	208
Table products	52	56	176	162
Total	$554	$558	$1,619	$1,581
SciPlay
Third-party platforms and other(1)	$120	$157	$385	$496
Direct-to-consumer platforms	53	40	156	103
Total	$173	$197	$541	$599
iGaming	$97	$86	$280	$244
(1) Other primarily represents advertising revenue, which was not material for the periods presented.
The amount of rental income revenue included in services revenue within the consolidated statement of operations that is outside the scope of ASC 606 was $168 million and $487 million for the three and nine months ended September 30, 2026, respectively, and $160 million and $449 million for the three and nine months ended September 30, 2025, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30, 2026
Contract liability balance, beginning of period(1)	$28
Liabilities recognized during the period	10
Amounts recognized in revenue from beginning balance	(14)
Contract liability balance, end of period(1)	$24
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
The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance	$785	$43
End of period balance, September 30, 2026	720	40
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.

As of September 30, 2026, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than that for which we have the right to invoice for goods or services delivered or performed.
(3) Reportable Segments
We report our operations in three reportable business segments—Gaming, SciPlay and iGaming—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2025 10-K.
In evaluating financial performance, our Chief Operating Decision Maker (“CODM,” defined as our Chief Executive Officer) focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (4) to the below table. Our CODM uses reportable business segment AEBITDA to allocate resources, including capital and personnel, among the reportable business segments in the annual budgeting and forecasting process and to assess segment performance, primarily by comparing actual results to budget, forecast and prior periods. Additionally, AEBITDA is one of the key metrics used in our incentive compensation program. The accounting policies for our reportable segments are the same as those described within the Notes in our 2025 10-K. The following tables present our reportable segment information:

	Three Months Ended September 30, 2026
	Gaming	SciPlay	iGaming	Total Reportable Segments
Total revenue	$554	$173	$97	$824
Cost of revenue(1)	(127)	(40)	(34)	(201)
Payroll and related(2)	(82)	(17)	(16)	(115)
Other segment reconciling items(3)	(33)	(49)	(10)	(92)
AEBITDA(4)	312	67	37	416
Reconciling items to net income before income taxes:
Corporate and other unallocated costs(5)				(33)
Restructuring and other(6)				(8)
D&A				(105)
Interest expense				(80)
Other income, net				1
Stock-based compensation				(24)
Net income before income taxes				$167

(1) Excludes D&A.
(2) Excludes stock-based compensation.
(3) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance and other operating expenses.
(4) AEBITDA is reconciled to net income before income taxes with the following adjustments, as applicable: (a) depreciation and amortization expense and impairment charges (including goodwill impairments); (b) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition- and disposition-related costs, strategic initiatives, and other unusual items; (c) interest expense; (d) loss on debt refinancing transactions; (e) change in fair value of investments and remeasurement of debt and other; (f) other income (expense), net, including foreign currency gains or losses and earnings (loss) from equity investments; and (g) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.
(5) Includes amounts not allocated to the reportable segments (including corporate costs) and items to reconcile the total reportable segments AEBITDA to our consolidated net income before income taxes.
(6) Restructuring and other for the Gaming, SciPlay and iGaming reportable business segments was $2 million, $4 million and $— million, respectively.

	Three Months Ended September 30, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments
Total revenue	$558	$197	$86	$841
Cost of revenue(1)	(138)	(51)	(28)	(217)
Payroll and related(2)	(86)	(25)	(14)	(125)
Other segment reconciling items(3)	(29)	(50)	(10)	(89)
AEBITDA(4)	305	71	34	410
Reconciling items to net income before income taxes:
Corporate and other unallocated costs(5)				(35)
Restructuring and other(6)				(6)
D&A				(108)
Interest expense				(84)
Loss on debt financing transactions				(4)
Other expense, net				(6)
Stock-based compensation				(28)
Net income before income taxes				$139

(1) Excludes D&A.
(2) Excludes stock-based compensation.
(3) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance and other operating expenses.
(4) AEBITDA is described in footnote (4) to the first table in this Note 3.
(5) Includes amounts not allocated to the reportable segments (including corporate costs) and items to reconcile the total reportable segments AEBITDA to our consolidated net income before income taxes.
(6) Restructuring and other for the Gaming, SciPlay and iGaming reportable business segments was $1 million, $1 million and $1 million, respectively.

	Nine Months Ended September 30, 2026
	Gaming	SciPlay	iGaming	Total Reportable Segments
Total revenue	$1,619	$541	$280	$2,440
Cost of revenue(1)	(378)	(127)	(99)	(604)
Payroll and related(2)	(258)	(67)	(50)	(375)
Other segment reconciling items(3)	(94)	(143)	(28)	(265)
AEBITDA(4)	889	204	103	1,196
Reconciling items to net income before income taxes:
Corporate and other unallocated costs(5)				(103)
Restructuring and other(6)				(68)
D&A				(331)
Interest expense				(243)
Loss on debt financing transactions				(2)
Other income, net				17
Stock-based compensation				(88)
Net income before income taxes				$378

(1) Excludes D&A.
(2) Excludes stock-based compensation.
(3) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance and other operating expenses.
(4) AEBITDA is described in footnote (4) to the first table in this Note 3.
(5) Includes amounts not allocated to the reportable segments (including corporate costs) and items to reconcile the total reportable segments AEBITDA to our consolidated net income before income taxes.
(6) Restructuring and other for the Gaming, SciPlay and iGaming reportable business segments was $— million, $10 million and $2 million, respectively.

	Nine Months Ended September 30, 2025
	Gaming	SciPlay	iGaming	Total Reportable Segments
Total revenue	$1,581	$599	$244	$2,424
Cost of revenue(1)	(407)	(159)	(81)	(647)
Payroll and related(2)	(252)	(76)	(48)	(376)
Other segment reconciling items(3)	(83)	(155)	(26)	(264)
AEBITDA(4)	839	209	89	1,137
Reconciling items to net income before income taxes:
Corporate and other unallocated costs(5)				(99)
Restructuring and other(6)				(43)
D&A				(298)
Interest expense				(229)
Loss on debt financing transactions				(5)
Other expense, net				(9)
Stock-based compensation				(87)
Net income before income taxes				$367

(1) Excludes D&A.
(2) Excludes stock-based compensation.
(3) Primarily represents various other non-payroll related operating expenses, including but not limited to, professional and legal services, marketing, facilities and operating leases, maintenance and other operating expenses.
(4) AEBITDA is described in footnote (4) to the first table in this Note 3.
(5) Includes amounts not allocated to the reportable segments (including corporate costs) and items to reconcile the total reportable segments AEBITDA to our consolidated net income before income taxes.
(6) Restructuring and other for the Gaming, SciPlay and iGaming reportable business segments was $7 million, $2 million and $10 million, respectively.
The following table summarizes the asset balances and capital expenditures of each reportable business segment for the periods indicated:

	Assets as of		Capital Expenditures for the
	September 30, 2026	December 31, 2025	Three Months Ended September 30,		Nine Months Ended September 30,
			2026	2025	2026	2025
Gaming	$4,587	$4,817	$75	$64	$201	$175
SciPlay	451	482	4	5	12	15
iGaming	1,028	937	7	6	23	16
Total reportable segments	6,066	6,236	86	75	236	206
Unallocated and reconciling items(1)	253	226	4	4	11	12
Total	$6,319	$6,462	$90	$79	$247	$218
(1) Includes amounts not allocated to the reportable segments (including corporate amounts) to reconcile the total reportable segments to our consolidated totals.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee severance and related	$6	$1	$25	$13
Legal and related (see Note 15)	—	1	50	1
Strategic initiatives, acquisitions and related	—	2	—	18
Contingent acquisition consideration(1)	—	—	(11)	—
Restructuring, integration and other	2	2	4	11
Total	$8	$6	$68	$43
(1) Represents contingent consideration fair value adjustment (see Note 11).
(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	September 30, 2026	December 31, 2025
Current:
Receivables	$658	$718
Allowance for credit losses	(26)	(29)
Current receivables, net	632	689
Long-term:
Receivables	91	98
Allowance for credit losses	(3)	(2)
Long-term receivables, net	88	96
Total receivables, net	$720	$785
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of September 30, 2026		As of December 31, 2025
	Total	Balances over 90 days past due	Total	Balances over 90 days past due
Receivables:
U.S. and Canada	$393	$3	$438	$2
International	356	9	378	27
Total receivables	749	12	816	29
Receivables allowance:
U.S. and Canada	(13)	(1)	(14)	—
International	(16)	(2)	(17)	(5)
Total receivables allowance	(29)	(3)	(31)	(5)
Receivables, net	$720	$9	$785	$24
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.

The activity in our allowance for receivable credit losses for each of the three and nine months ended September 30, 2026 and 2025 is as follows:

	2026			2025
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(31)	$(14)	$(17)	$(40)
Provision	(1)	(1)	—	1
Charge-offs and recoveries	1	—	1	—
Allowance for credit losses as of March 31	(31)	(15)	(16)	(39)
Provision	—	—	—	—
Charge-offs and recoveries	—	1	(1)	5
Allowance for credit losses as of June 30	(31)	(14)	(17)	(34)
Provision	1	1	—	—
Charge-offs and recoveries	1	—	1	1
Allowance for credit losses as of September 30	$(29)	$(13)	$(16)	$(33)
As of September 30, 2026 and December 31, 2025, 1% and 3%, respectively, of our total receivables, net, were past due by over 90 days.
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

	As of September 30, 2026
	Total	Current	Balances over 90 days past due
Receivables	$65	$59	$6
Allowance for credit losses	(14)	(11)	(3)
Receivables, net	$51	$48	$3
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
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2026 and December 31, 2025, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories, net
Inventories, net consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Parts and work-in-process	$141	$131
Finished goods	53	38
Total inventories, net	$194	$169
Parts and work-in-process include parts for gaming machines, and our finished goods inventory primarily consist of gaming machines for sale.

(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Land	$6	$6
Buildings and leasehold improvements	67	63
Gaming machinery and equipment	856	806
Furniture and fixtures	34	29
Construction in progress	17	6
Other property and equipment	107	99
Less: accumulated depreciation	(732)	(661)
Total property and equipment, net	$355	$348
Depreciation expense is excluded from cost of services, cost of products and other operating expenses and is separately presented within D&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$45	$48	$140	$132
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,254	$(764)	$490	$1,252	$(703)	$549
Intellectual property	1,014	(889)	125	1,044	(873)	171
Licenses	291	(251)	40	312	(258)	54
Brand names	131	(129)	2	129	(127)	2
Trade names	189	(164)	25	190	(163)	27
Patents and other	13	(7)	6	12	(7)	5
Total intangible assets	$2,892	$(2,204)	$688	$2,939	$(2,131)	$808
The following reflects intangible amortization expense included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense(1)	$37	$39	$123	$107

(1) The nine months ended September 30, 2026 include an intangible assets non-cash impairment charge of $8 million related to a SciPlay studio restructuring.

Goodwill
The table below reconciles the change in the carrying value of goodwill, by reportable segment, for the period from December 31, 2025 to September 30, 2026.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2025	$2,785	$217	$369	$3,371
Foreign currency adjustments	(1)	4	(9)	(6)
Balance as of September 30, 2026	$2,784	$221	$360	$3,365

(1) Accumulated goodwill impairment charges for the Gaming segment as of September 30, 2026 were $989 million.
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
Software, net consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Software	$1,223	$1,151
Accumulated amortization	(1,007)	(960)
Software, net	$216	$191
The following reflects amortization of software included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$23	$21	$68	$59

(10) Long-term Debt
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	September 30, 2026					December 31, 2025
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
LNWI Revolver	2030	variable	$70	$—	$70	$230
LNWI Term Loan A	2028	variable	770	(2)	768	788
LNWI Term Loan B	2029	variable	2,124	(15)	2,109	2,116
LNWI Senior Notes:
2029 Unsecured Notes	2029	7.250%	500	(3)	497	497
2031 Unsecured Notes	2031	7.500%	550	(5)	545	544
2033 Unsecured Notes	2033	6.250%	1,000	(13)	987	985
Other	—	—	5	—	5	3
Total long-term debt outstanding			$5,019	$(38)	$4,981	$5,163
Less: current portion of long-term debt					(64)	(53)
Long-term debt, excluding current portion					$4,917	$5,110
Fair value of debt(1)			$4,982

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
We were in compliance with the financial covenants under all debt agreements as of September 30, 2026 (for information regarding the financial covenants of all our debt agreements, see above and Note 14 in our 2025 10-K).
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
Derivative Financial Instruments
As of September 30, 2026, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on a portion of our variable rate debt.
In April 2022, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.8320% and receive interest at a variable rate equal to one-month Chicago Mercantile Exchange Term SOFR. The total notional amount of these interest rate swaps was $700 million as of September 30, 2026. These hedges mature in April 2027.

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
The following table shows the (loss) gain and interest income on our interest rate swap contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$—	$(2)	$1	$(10)
Interest income related to interest rate swap contracts recorded in interest expense	1	3	4	8
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on interest expense in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest expense which reflects the effects of cash flow hedges	$(80)	$(84)	$(243)	$(229)
Hedged item	(5)	(5)	(15)	(15)
Derivative designated as hedging instrument	6	8	19	23
The following table shows the fair value of our hedges:

		As of
Hedge Type	Balance Sheet Line Item	September 30, 2026	December 31, 2025
Interest rate swaps	Prepaid expenses, deposits and other current assets	$6	$—
Interest rate swaps	Other assets	—	5
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
The table below reconciles the change in the contingent acquisition consideration liabilities (including deferred purchase price) for the period from December 31, 2025 to September 30, 2026.

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2025	$88	$7	$81
Fair value adjustments(1)	(11)
Other adjustments(2)	(7)
Balance as of September 30, 2026	$70	$13	$57

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

(12) Stockholders’ Equity
Changes in Stockholders’ Equity
The following tables present certain information regarding our stockholders’ equity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2026	$1	$1,276	$1,292	$(2,101)	$(223)	$245
Settlement of liability awards	—	55	—	—	—	55
Vesting of RSUs, net of tax withholdings and other	—	(33)	—	—	—	(33)
Reclassification of treasury stock upon retirement	—	(1,108)	(993)	2,101	—	—
Purchase of common stock	—	(22)	—	—	—	(22)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	52	—	—	52
Other comprehensive loss	—	—	—	—	(3)	(3)
March 31, 2026	$1	$185	$351	$—	$(226)	$311
Purchase of common stock	—	(16)	(118)	—	—	(134)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	120	—	—	120
Other comprehensive loss	—	—	—	—	(12)	(12)
June 30, 2026	$1	$186	$353	$—	$(238)	$302
Settlement of liability awards	—	3	—	—	—	3
Vesting of RSUs, net of tax withholdings and other	—	(2)	—	—	—	(2)
Purchase of common stock held in trust for stock-based compensation plans	—	—	—	(30)	—	(30)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	133	—	—	133
September 30, 2026	$1	$204	$486	$(30)	$(238)	$423

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2025	$1	$1,200	$1,016	$(1,216)	$(365)	$636
Settlement of liability awards	—	44	—	—	—	44
Vesting of RSUs, net of tax withholdings and other	—	(36)	—	—	—	(36)
Purchase of treasury stock(1)	—	—	—	(167)	—	(167)
Stock-based compensation	—	18	—	—	—	18
Net income	—	—	82	—	—	82
Other comprehensive income	—	—	—	—	43	43
March 31, 2025	$1	$1,226	$1,098	$(1,383)	$(322)	$620
Vesting of RSUs, net of tax withholdings and other	—	2	—	—	—	2
Purchase of treasury stock(1)	—	—	—	(101)	—	(101)
Stock-based compensation	—	14	—	—	—	14
Net income	—	—	95	—	—	95
Other comprehensive income	—	—	—	—	72	72
June 30, 2025	$1	$1,242	$1,193	$(1,484)	$(250)	$702
Vesting of RSUs, net of tax withholdings and other	—	(4)	—	—	—	(4)
Purchase of treasury stock(1)	—	—	—	(112)	—	(112)
Stock-based compensation	—	17	—	—	—	17
Net income	—	—	114	—	—	114
Other comprehensive income	—	—	—	—	6	6
September 30, 2025	$1	$1,255	$1,307	$(1,596)	$(244)	$723

(1) Includes excise taxes of $1 million and $3 million for the three and nine months ended September 30, 2025, respectively.
Stock-based Compensation
For the three and nine months ended September 30, 2026, we recognized $24 million and $88 million, respectively, in total stock-based compensation expense under all programs. These amounts included $7 million and $37 million, respectively, of stock-based compensation classified as liability awards. For the three and nine months ended September 30, 2025, we recognized $28 million and $87 million, respectively, in total stock-based compensation expense under all programs. These amounts included $11 million and $38 million, respectively, of stock-based compensation classified as liability awards.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the nine months ended September 30, 2026 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2025	1.7	$90.80
Granted	1.5	$89.91
Vested	(1.4)	$85.44
Cancelled and forfeited	(0.2)	$78.53
Unvested RSUs as of September 30, 2026	1.6	$96.16
The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2026 and 2025 was $89.91 and $104.98, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of September 30, 2026, we had $102 million of unrecognized stock-based compensation expense relating to unvested RSUs that is expected to be recognized over a weighted-average vesting period of approximately 1.5 years.

The fair value at vesting date of RSUs vested during the nine months ended September 30, 2026 and 2025 was $123 million and $127 million, respectively.
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
During the nine months ended September 30, 2026, we repurchased approximately 1.8 million CDIs under the repurchase program at an aggregate cost of $156 million, excluding $7 million of excise taxes paid during the period related to purchases made in 2025. On February 19, 2026, we retired all existing treasury shares and restored such shares to the status of authorized but unissued shares in accordance with the Nevada Revised Statutes.
Shares Held in Trust
In connection with the Company's equity-based incentive plans, the Company funds an employee share trust (the "Trust"), administered by an independent third-party trustee, with cash, which the trustee uses to purchase CDIs on the open market on the ASX. CDIs purchased by the Trust are held until the underlying equity-based awards vest, at which time the CDIs are transferred to the award recipient. Because the Company consolidates the Trust, CDIs held by the Trust are presented as treasury stock on the condensed consolidated balance sheets. During the nine months ended September 30, 2026, the Trust purchased 0.4 million CDIs on the open market for a total cost of $30 million, which are included in treasury stock on the condensed consolidated balance sheets. These purchases are separate from, and independent of, the Company's share repurchase program described above. As of September 30, 2026, the Trust held 0.7 million CDIs in total, including both CDIs purchased on the open market and CDIs issued by the Company, all of which are held for future transfer upon vesting of Company equity awards.
(13) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent with the prior year as of September 30, 2026.
Our income tax expense (including discrete items) was $34 million and $73 million for the three and nine months ended September 30, 2026, respectively, and $25 million and $76 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, our effective tax rate differed from the U.S. statutory rate of 21%, primarily as a result of foreign earnings and the impact of worldwide tax rates on foreign earnings, along with a reduction in foreign withholding taxes. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances.
(14) Leases
Our total operating lease expense for the three and nine months ended September 30, 2026 was $8 million and $22 million, respectively, and $7 million and $20 million for the three and nine months ended September 30, 2025, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$64	$43
Accrued liabilities	16	18
Operating lease liabilities	51	29
Total operating lease liabilities	$67	$47
Weighted average remaining lease term, years	6	3
Weighted average discount rate	6%	6%

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18	$16
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$36	$19
Lease liability maturities:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Less Imputed Interest	Total
Operating leases	$6	$19	$14	$10	$8	$22	$(12)	$67
As of September 30, 2026, we did not have material additional operating leases that have not yet commenced.
(15) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $54 million and $144 million for all of our legal matters that were contingencies as of September 30, 2026 and December 31, 2025, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to reasonably estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below, and those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a. (“SNAI”), as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to reasonably estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and The Global Draw Limited, our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of IGT, claiming liability arising out of the April 2012 incident and asserting claims based on theories of breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including, among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession.
In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25.0 million upfront payment to SNAI, which payment was made in February 2015, and to indemnify SNAI against certain potential future losses. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015. As of September 30, 2026, we have paid €9.7 million to SNAI pursuant to our indemnification obligations.
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
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against L&W, Bally Technologies, Inc. and LNW Gaming, Inc., f/k/a Bally Gaming, Inc. In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which respondents opposed on December 3, 2021. On February 8, 2022, the arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, respondents filed a petition to vacate the award in the New York

Supreme Court. The Court denied respondents’ petition on August 9, 2022, and on August 16, 2022, respondents appealed to the New York Appellate Division, First Department, which denied respondents’ appeal on June 22, 2023. On April 15, 2022, respondents filed a motion to dismiss the claimant’s complaint, which the arbitrator denied on July 26, 2022. Discovery closed on December 1, 2023. On February 16, 2024, the respondents filed a motion for summary judgment. Also on February 16, 2024, claimant filed a motion for partial summary judgment and a motion for class certification. On December 9, 2024, the arbitrator denied the motions for summary judgment and issued a class determination award, certifying a class. On January 9, 2025, respondents filed a petition to vacate the award in New York Supreme Court. The Court denied respondents’ petition and granted claimant’s cross-petition to confirm the award on July 2, 2025, and on July 7, 2025, respondents appealed to the New York Appellate Division, First Department, which on July 16, 2026, affirmed the New York Supreme Court’s decision. On August 19, 2026, respondents served their motion for leave to appeal to the New York Court of Appeals, and that motion is fully briefed and pending. On November 14, 2025, the arbitrator entered a scheduling order setting the evidentiary hearing in this matter for April 15 to 30 and May 6 to 13, 2026. On March 19, 2026, the arbitrator entered an order postponing the evidentiary hearing pending future developments relating to respondents’ appeal of the arbitrator’s class determination award. Due to the complexity of the claims, and the unpredictability of the outcome of the proceedings before the arbitrator, or any appeal therefrom, we are unable at this time to estimate a range of reasonably possible losses, or any amount within such a range, above the amount we have recorded for this matter, which is the minimum amount of reasonably possible loss. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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
Evolution Matter
On May 28, 2024, Evolution Malta Limited, Evolution Gaming Malta Limited, and SIA Evolution Latvia brought a civil action in the United States District Court for the District of Nevada against L&W and LNW Gaming, Inc. Plaintiffs assert claims for patent infringement and trade secret misappropriation relating to defendants’ ROULETTEX® and POWERX® games and defendants’ 88 Fortunes Blaze Live Roulette game. Plaintiffs’ complaint seeks preliminary and permanent injunctive relief, unspecified money damages, the award of attorneys’ fees and costs, interest, and declaratory relief. On July 24, 2024, defendants filed a motion to dismiss plaintiffs’ complaint, which the court granted as to plaintiffs’ claims for patent infringement on February 11, 2025. On August 16, 2024, defendants filed a motion to stay discovery, which the court denied on November 7, 2024. On February 7, 2025, defendants filed a motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation, or, in the alternative, to dismiss the claims. On September 30, 2025, the court granted defendants’ motion to compel arbitration of plaintiffs’ claims for trade secret misappropriation and stayed those claims. On April 10, 2025, plaintiffs filed a First Amended Complaint and on May 15, 2025, defendants filed a motion to dismiss that First Amended Complaint, which the court denied as moot on September 30, 2025. Also on April 10, 2025, plaintiffs filed a motion for leave to file a Second Amended Complaint, which the court granted on June 30, 2025. Plaintiffs filed their Second Amended Complaint on June 30, 2025, and defendants filed a motion to dismiss the claims for patent infringement in that complaint on August 8, 2025. Also on August 8, 2025, the parties filed a joint stipulation to stay all discovery until and through January 16, 2026, which the court granted on August 11, 2025. On February 2, 2026, defendants filed a motion to stay all discovery pending the court’s ruling on defendants’ motion to dismiss plaintiffs’ Second Amended Complaint, and the resolution of pending Inter Partes Review proceedings involving the majority of the patents asserted in the action, which the court denied as moot on March 31, 2026. On February 3, 2026, the court entered a scheduling order setting certain pretrial deadlines, including a fact discovery deadline of October 27, 2026. On March 30, 2026, the court granted defendants’ motion to dismiss the claims for patent infringement. On May 5, 2026, the court entered an order noting that the lawsuit remains stayed pending the outcome of an arbitration between the parties regarding plaintiffs’ claims of trade secret misappropriation. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the dispute are without merit and intend to vigorously defend against them.
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
AztecGold Holdings Pty Ltd. Matter (Australia)
On April 22, 2026, AztecGold Holdings Pty Ltd. brought a shareholder class action in the Commercial Court of the Supreme Court of Victoria, Australia against L&W. Plaintiff asserts claims for breaches of the Australian Corporations Act, the Australian Securities and Investments Commission Act 2001, and the Australian Consumer Law, relating to representations provided by L&W regarding its Dragon Train game. The lawsuit is brought on behalf of shareholders who acquired an interest in L&W CDIs between May 22, 2023 and September 24, 2024. Plaintiff’s statement of claim seeks declaratory relief, unspecified money damages, and the award of interest and costs. On September 18, 2026, L&W filed its defense to plaintiff’s statement of claim. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the plaintiff’s claims are without merit and intend to vigorously defend against them.

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
CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Total revenue	$824	$841	$(17)	(2)%	$2,440	$2,424	$16	1%
Total operating expenses	582	612	(30)	(5)%	1,846	1,824	22	1%
Operating income	242	229	13	6%	594	600	(6)	(1)%
Net income before income taxes	167	139	28	20%	378	367	11	3%
Net income	133	114	19	17%	305	291	14	5%
Revenue

Consolidated Revenue by Reportable Business Segment
(in millions)
Three Months Ended September 30, 2026 and 2025	Nine Months Ended September 30, 2026 and 2025

Gaming revenue decreased 1% for the three months ended September 30, 2026, as compared to the prior year period. The revenue decrease was primarily driven by a decrease in Gaming systems revenue of $17 million due to lower hardware sales, along with lower Table products sales of $4 million driven by lower global utility sales. These decreases were partially offset by higher Gaming machine sales of $10 million and higher Gaming operations revenue of $7 million.
Gaming revenue increased 2% for the nine months ended September 30, 2026, as compared to the prior year period. Revenue growth was primarily driven by higher Gaming operations revenue (excluding Grover) of $37 million, or 7%, supported by our diversified portfolio of high-performing game franchises, along with an increase of $73 million in revenue from Grover, reflecting continued growth in the business and a full year-to-date contribution from Grover compared to a partial contribution in the prior year following its acquisition on May 16, 2025. Additionally, Table products contributed $14 million in growth driven by an increase in global utility sales. These increases were partially offset by a decrease in Gaming machine sales of $48 million, primarily due to the timing of North America and international VLT shipments, and a decrease in Gaming systems revenue of $38 million, primarily due to lower hardware sales as compared to the prior year period.
SciPlay revenue decreased by $24 million and $58 million, or 12% and 10%, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods. These decreases reflect ongoing softness of the broader social casino free-to-play market, partially offset by continued direct-to-consumer (“DTC”) revenue growth. Revenue generated via our DTC platform continues to increase and represented approximately 31% and 20% of total SciPlay revenue for the three months ended September 30, 2026 and 2025, respectively, and 29% and 17% for the nine months ended September 30, 2026 and 2025, respectively.
iGaming revenue increased by $11 million and $36 million, or 13% and 15%, for the three and nine months ended September 30, 2026, respectively. Revenue growth was driven primarily by continued momentum in the North American markets underpinned by first-party content (“1PP”) proliferation and the expansion of our partner network.
Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Operating expenses:
Cost of services	$107	$112	$(5)	(4)%	$327	$336	$(9)	(3)%
Cost of products	94	105	(11)	(10)%	277	311	(34)	(11)%
SG&A	212	219	(7)	(3)%	660	644	16	2%
R&D	56	62	(6)	(10)%	183	192	(9)	(5)%
D&A	105	108	(3)	(3)%	331	298	33	11%
Restructuring and other	8	6	2	33%	68	43	25	58%
Total operating expenses	$582	$612	$(30)	(5)%	$1,846	$1,824	$22	1%
Cost of Revenue
Total cost of revenue decreased 7% for the three months ended September 30, 2026, as compared to the prior year period. This change was primarily due to $11 million of lower services costs associated with decreased SciPlay revenue and $11 million of lower products costs primarily associated with lower Gaming systems and Table product sales, partially offset by higher Gaming machine sales.
Total cost of revenue decreased 7% for the nine months ended September 30, 2026, as compared to the prior year period. This change was primarily due to $32 million of lower services costs associated with decreased SciPlay revenue and $34 million of lower products costs associated with lower Gaming product sales, partially offset by higher iGaming services costs.
SG&A
SG&A decreased 3% for the three months ended September 30, 2026, as compared to the prior year period. This was primarily due to lower payroll and related expenses of $5 million and lower stock-based compensation expense of $4 million.
SG&A increased 2% for the nine months ended September 30, 2026, as compared to the prior year period. This was primarily due to higher payroll and related expenses of $3 million, higher stock-based compensation expense of $1 million, higher bad debt expense of $6 million, and a $14 million net increase in various other operating expenses, partially offset by a decrease in user acquisition expense of $8 million, primarily related to SciPlay.

R&D
R&D decreased 10% and 5% for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily due to $6 million and $5 million, respectively, in lower payroll and related expenses, net of capitalized software development costs.
D&A
D&A decreased 3% for the three months ended September 30, 2026, as compared to the prior year period. D&A increased 11% for the nine months ended September 30, 2026, primarily due to higher depreciation related to investments in and growth of the Gaming operations installed base, $25 million in higher D&A primarily associated with the Grover acquisition, and a $9 million impairment charge related to a SciPlay studio restructuring in the second quarter of 2026.
Restructuring and Other
Restructuring and other increased for the three months ended September 30, 2026, primarily due to employee severance and related costs of $6 million, as compared to $1 million in the prior year period.
Restructuring and other increased for the nine months ended September 30, 2026, primarily due to $50 million in legal reserve contingencies associated with certain legal matters, partially offset by prior period costs related to strategic review and related transactions, including legal and professional service fees associated with the acquisition of Grover of $14 million and $10 million in iGaming charges, primarily related to the discontinuation of our iGaming Live Casino operations. The nine months ended September 30, 2026 also included higher employee severance and related costs of $12 million, partially offset by the revaluation of Grover contingent acquisition consideration of $11 million.
Other Factors Affecting Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,		Factors Affecting Net Income
(in millions)	2026	2025	2026	2025	2026 vs. 2025
Interest expense	$(80)	$(84)	$(243)	$(229)	The increase in year-to-date interest expense was primarily due to higher outstanding debt used to complete the Grover acquisition, partially offset by the redemption of certain senior notes and refinancing through the LNWI Credit Agreement that reduced our applicable interest rates.
Other income (expense), net	5	(2)	29	1	The change in other income (expense), net was primarily due to foreign exchange impacts, along with the year-to-date change in our contingent consideration liability associated with the Alictus acquisition from 2022.
Income tax expense	(34)	(25)	(73)	(76)	The change in income tax expense for the three and nine months ended September 30, 2026 as compared to the prior year periods, was primarily due to the change in worldwide income(1).
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$26	3%	$34	4%	$79	3%	$91	4%
Euro	61	7%	54	6%	184	8%	166	7%
Australian Dollar	25	3%	25	3%	61	3%	86	4%

REPORTABLE BUSINESS SEGMENT RESULTS (for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025)
GAMING
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

Current Year Update
Gaming revenue for the three and nine months ended September 30, 2026 decreased by 1% and increased by 2%, respectively, as compared to the prior year periods. Gaming operations revenue grew for both periods, benefiting from an increase supported by our diversified portfolio of high-performing game franchises, along with an increase in revenue from Grover. Gaming systems revenue decreased for both periods primarily as a result of lower hardware sales. Gaming machine sales increased for the three months ended September 30, 2026 on the normalizing of unit shipments timing leading into the fourth quarter, but it decreased for the nine months ended September 30, 2026 due to the timing of North America and international VLT shipments. Table products revenue decreased for the three months ended September 30, 2026 and increased for the nine months ended September 30, 2026, in each case, due to the timing of utility sales.
Our performance is driven by the continued strength of our diversified portfolio of successful game franchises and the success of our COSMIC® lineup, LIGHTWAVE® and LIGHTWAVE SOLARTM cabinets. We are actively monitoring any impact of tariffs, inflationary pressures, supply chain disruptions, geopolitical uncertainty, and macroeconomic uncertainty that may impact our operations and financial results. See Part I, Item 1A “Risk Factors” within our 2025 10-K for further information regarding these factors which may have an impact on our Gaming business.
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions, except per unit amounts)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenue:
Gaming operations(1)	$248	$241	$7	3%	$734	$624	$110	18%
Gaming machine sales	199	189	10	5%	539	587	(48)	(8)%
Gaming systems	55	72	(17)	(24)%	170	208	(38)	(18)%
Table products	52	56	(4)	(7)%	176	162	14	9%
Total revenue	$554	$558	$(4)	(1)%	$1,619	$1,581	$38	2%

KPIs:
U.S. and Canada units(1):
Installed base at period end	49,750	47,274	2,476	5%	49,750	47,274	2,476	5%
Average daily revenue per unit	$47.98	$47.14	$0.84	2%	$48.02	$47.08	$0.94	2%

International units(2):
Installed base at period end	18,103	19,494	(1,391)	(7)%	18,103	19,494	(1,391)	(7)%
Average daily revenue per unit	$18.03	$16.19	$1.84	11%	$16.82	$16.01	$0.81	5%

Gaming machine sales:
U.S. and Canada new unit shipments	5,879	6,021	(142)	(2)%	15,876	17,244	(1,368)	(8)%
International new unit shipments	3,027	2,587	440	17%	9,026	10,173	(1,147)	(11)%
Total new unit shipments	8,906	8,608	298	3%	24,902	27,417	(2,515)	(9)%
Average sales price per new unit	$20,599	$19,637	$962	5%	$19,758	$19,532	$226	1%
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
Gaming Operations
Gaming operations revenue grew for the three and nine months ended September 30, 2026, primarily driven by strong game performance of hit franchises, including our premium games, as well an increase of $73 million in revenue from Grover for the nine months ended September 30, 2026, due to growth and a full year-to-date contribution from Grover compared to a partial contribution in the prior year following the acquisition on May 16, 2025. Gaming operations for U.S. and Canada had a 2,476-unit increase in installed base from September 30, 2025 to September 30, 2026, and average daily revenue per unit increased $0.84 and $0.94 for the three and nine months ended September 30, 2026, respectively, as average daily revenue per unit growth related to premium U.S. and Canada units was partially offset by the inclusion of lower-yielding Grover units in the nine month period. Premium U.S. and Canada units increased by 2,657 units from September 30, 2025 to September 30, 2026, and represented 43% of the total U.S. and Canada installed base (inclusive of Grover) as of September 30, 2026, compared to 40% as of September 30, 2025. Average daily revenue per unit for international units increased by $1.84 for the three months ended September 30, 2026 and $0.81 for the nine months ended September 30, 2026. International ending installed base units decreased by 1,391 units from September 30, 2025 to September 30, 2026, primarily due to the expected closure of certain LBOs in the U.K.
Gaming Machine Sales
Gaming machine sales revenue increased by $10 million, or 5%, for the three months ended September 30, 2026, on the normalizing of unit shipments timing. Gaming machine sales revenue decreased by $48 million, or 8%, for the nine months ended September 30, 2026, primarily due to the timing of North America and international VLT shipments.

The following table summarizes Gaming machine sales changes:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
U.S. and Canada new unit shipments:
Replacement units	4,938	5,481	(543)	(10)%	14,608	16,110	(1,502)	(9)%
Casino opening and expansion units	941	540	401	74%	1,268	1,134	134	12%
Total new unit shipments	5,879	6,021	(142)	(2)%	15,876	17,244	(1,368)	(8)%

International new unit shipments:
Replacement units	2,945	2,550	395	15%	8,533	9,059	(526)	(6)%
Casino opening and expansion units	82	37	45	122%	493	1,114	(621)	(56)%
Total new unit shipments	3,027	2,587	440	17%	9,026	10,173	(1,147)	(11)%
Gaming Systems
Gaming systems revenue decreased 24% to $55 million for the three months ended September 30, 2026, and 18% to $170 million for the nine months ended September 30, 2026. The majority of these decreases were due to lower hardware sales as compared to the prior year periods.
Table Products
Table products revenue decreased 7% to $52 million for the three months ended September 30, 2026, and increased 9% to $176 million for the nine months ended September 30, 2026, as compared to the prior year periods. These changes primarily correlated with the timing of utility sales.
Operating Expenses and AEBITDA
Operating expenses decreased by $13 million for the three months ended September 30, 2026, as compared to the prior year period, largely due to $11 million in lower cost of revenue, primarily associated with cost of products related to Gaming machine sales, Gaming systems, and Table products.
Operating expenses increased by $14 million for the nine months ended September 30, 2026, as compared to the prior year period, largely due to $25 million in higher D&A related to increased Gaming operations investment, including $14 million related to Grover acquired intangibles. Operating expenses also increased due to $6 million in higher payroll and related expenses and $6 million in higher stock-based compensation expense, as compared to the prior year period. These increases were partially offset by $29 million in lower cost of revenue, primarily associated with cost of products related to Gaming machine sales, Gaming systems, and Table products.
AEBITDA increased by $7 million and $50 million for the three and nine months ended September 30, 2026, respectively, while AEBITDA as a percentage of revenue (“AEBITDA margin”) increased to 56% and 55% for the three and nine months ended September 30, 2026, respectively, as compared to 55% and 53%, respectively, for the prior year periods, primarily due to margin enhancement initiatives and a more favorable revenue mix.
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
SciPlay currently offers a variety of social casino games, including JACKPOT PARTY® Casino, QUICK HIT® Slots, GOLD FISH® Casino, 88 FORTUNES® Slots, MONOPOLY Slots and HOT SHOT CASINO®. SciPlay continues to pursue its strategy of expanding into the online games market. Current casual game titles include BINGO SHOWDOWN® and BACKGAMMON LIVE. SciPlay continually develops and tests various new games. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including APPLE, GOOGLE, FACEBOOK, AMAZON and MICROSOFT. Revenue generated via SciPlay’s proprietary DTC platform continues to increase and represented approximately 29% of total SciPlay revenue for the nine months ended September 30, 2026. In addition to original game content, SciPlay’s content library includes recognizable game content across our other platforms within Gaming and iGaming. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games.
Current Year Update
SciPlay revenue decreased for the three and nine months ended September 30, 2026, primarily due to continued softness in the social casino free-to-play market and a decline in average monthly payers, partially offset by continued DTC revenue growth. The overall social casino industry is continuing to experience pressures from sweepstakes operators and remains challenged amid a mature social casino market. SciPlay continues to develop data-informed product, economy and live operations updates in their portfolio of games, pursue marketing innovation and develop new proprietary technology designed to enable performance stabilization and growth.
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
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2026 and 2025

(1) Other primarily represents advertising revenue, which was not material for the periods presented.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions unless otherwise noted)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenue:
Third-party platforms and other(1)	$120	$157	$(37)	(24)%	$385	$496	$(111)	(22)%
Direct-to-consumer platforms	53	40	13	33%	156	103	53	51%
Total revenue	$173	$197	$(24)	(12)%	$541	$599	$(58)	(10)%

KPIs:
In-App Purchases:
Average MAU(2)	4.6	5.2	(0.6)	(12)%	4.7	5.3	(0.6)	(11)%
Average DAU(3)	1.8	2.0	(0.2)	(10)%	1.9	2.0	(0.1)	(5)%
ARPDAU(4)	$1.03	$1.08	$(0.05)	(5)%	$1.05	$1.07	$(0.02)	(2)%
Average MPUs(5) (in thousands)	426	514	(88)	(17)%	453	533	(80)	(15)%
AMRPPU(6)	$132.80	$126.23	$6.57	5%	$130.80	$123.75	$7.05	6%
Payer Conversion Rate(7)	9.3%	10.0%	(0.7)%	nm	9.6%	10.1%	(0.5)%	nm
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

SciPlay revenue decreased by 12% and 10% for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, due to continued softness of the social casino free-to-play market and a decline in average monthly payers, partially offset by continued DTC revenue growth. DTC revenue increased by 33% and 51% for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods.
Average MAU and average MPU for the three and nine months ended September 30, 2026 decreased due to the turnover in users. ARPDAU decreased while AMRPPU increased, despite payer conversion decreasing, as SciPlay continues to enhance content and features.
Payer conversion rates decreased, as average MPU declined by a greater percentage than average MAU.
Operating Expenses and AEBITDA
Operating expenses decreased 15% and 10% for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily driven by lower cost of revenue in correlation with lower revenue and higher margin on our DTC platform revenue. The decreases were also driven by lower payroll and related expenses of $8 million for both periods and lower stock-based compensation of $4 million and $7 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods. Operating expenses for the nine months ended September 30, 2026 were further affected by lower user acquisition costs of $12 million, higher D&A of $10 million, and higher Restructuring and other of $8 million. For the three and nine months ended September 30, 2026, operating expenses benefited from a $7 million research and development tax credit related to eligible 2026 year-to-date expenditures at our studio in Israel.
AEBITDA for the three months ended September 30, 2026 decreased by $4 million to $67 million, as compared to the prior year period, and decreased by $5 million to $204 million for the nine months ended September 30, 2026, as compared to the prior year period. AEBITDA margin increased by 3 percentage points for both periods to 39% and 38%, respectively, primarily due to revenue generated via our proprietary DTC platform, which yields higher margins, along with lower operating expenses, as described above.

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
In November 2025, the U.K. Government’s Autumn Budget increased gambling duties that increase tax liabilities for our customers and consequently impact our revenue and earnings. These duties became effective April 1, 2026, and we continue to monitor the impact on our iGaming segment, which includes U.K. revenue representing approximately 15% to 20% of total iGaming revenue subject to this tax. See Part I, Item 1A “Risk Factors” within our 2025 10-K for further information regarding U.K. Government gaming tax changes.
Results of Operations

Three and Nine Months Ended September 30, 2026 and 2025
iGaming revenue for the three and nine months ended September 30, 2026 increased 13% and 15%, respectively, as compared to the prior year periods. Revenue growth was primarily driven by continuing momentum in the North American market underpinned by 1PP growth and the expansion of our partner network, partially offset by increased U.K. gambling duties, which became effective on April 1, 2026. Wagers processed through our Open Gaming System for the three and nine months ended September 30, 2026 increased to $31.7 billion and $92.9 billion, respectively, compared to $28.0 billion and $79.8 billion during the prior year periods.
Operating expenses increased 9% and 6% for the three and nine months ended September 30, 2026, respectively, as higher costs in correlation with higher revenues were partially offset by $1 million and $8 million, respectively, in lower restructuring costs, largely related to the discontinuation of our Live Casino operations in the prior year periods.
AEBITDA increased 9% and 16% for the three and nine months ended September 30, 2026, respectively. AEBITDA margin decreased to 38% for the three months ended September 30, 2026, as compared to 40% in the prior year period, primarily due to revenue mix and effects from increased U.K. gambling duties, while AEBITDA margin increased to 37% for the nine months ended September 30, 2026, as compared to 36% in the prior year period, primarily due to operational efficiencies.

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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of September 30, 2026, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents as well as amounts available under the LNWI Revolver.
Cash and Available Revolver Capacity

	As of
(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$139	$167
Revolver capacity	1,000	1,000
Revolver capacity drawn	(70)	(230)
Letters of credit	(10)	(10)
Total	$1,059	$927
Total cash held by our foreign subsidiaries was $116 million and $156 million as of September 30, 2026 and December 31, 2025, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may, from time to time, repurchase or otherwise repay, retire or refinance our debt, through our subsidiaries or otherwise. We may also repurchase shares of our outstanding common stock (including CDIs) through our Board-approved share repurchase program, up to an aggregate amount of $1.5 billion through June 12, 2027. During the nine months ended September 30, 2026, we repurchased approximately 1.8 million CDIs at an aggregate cost of $156 million (excluding excise taxes). In addition, 0.4 million CDIs were purchased on the open market for a total cost of $30 million, and the CDIs are held in trust by the Company's equity plan administrator for future issuance upon the vesting or exercise of Company equity awards. We have retired all treasury shares, excluding those held in trust for purposes of our equity incentive plan, and restored such shares to the status of authorized but unissued shares in accordance with the Nevada Revised Statutes. All future shares (including CDIs) repurchased under our share repurchase program will also be retired and restored to the status of authorized but unissued shares. All future shares (including CDIs) held in trust for purposes of our equity incentive plan will not be retired or restored to the status of authorized but unissued shares.
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
Cash Flow Summary

	Nine Months Ended September 30,		Variance
(in millions)	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$616	$475	$141
Net cash used in investing activities	(246)	(1,079)	833
Net cash (used in) provided by financing activities	(445)	612	(1,057)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	9	(8)
(Decrease) increase in cash, cash equivalents and restricted cash	$(74)	$17	$(91)
Cash flows from operating activities

	Nine Months Ended September 30,		Variance
(in millions)	2026	2025	2026 vs. 2025
Net income	$305	$291	$14
Adjustments to reconcile net income to net cash provided by operating activities	386	410	(24)
Changes in working capital accounts, excluding the effects of acquisition	(75)	(226)	151
Net cash provided by operating activities	$616	$475	$141
Net cash provided by operating activities increased primarily due to earnings growth coupled with favorable changes in working capital accounts. Changes in working capital accounts for the nine months ended September 30, 2026, as compared to the prior year period, improved primarily due to timing of receivables collections and payment of income taxes over the current year period, partially offset by $66 million in higher legal settlement payments during 2026.
Cash flows from investing activities
Net cash used in investing activities decreased primarily due to the Grover acquisition in the prior year period, partially offset by higher capital expenditures in the current year period, primarily driven by Gaming operations growth (inclusive of Grover).
Cash flows from financing activities
Net cash (used in) provided by financing activities decreased primarily as a result of net borrowings incurred in the prior year period, partially offset by fewer purchases of our outstanding common stock (including CDIs). The prior year included $800 million of borrowings incurred under the LNWI Term Loan A, which was used to fund the Grover acquisition. During the nine months ended September 30, 2026 and 2025, we paid $193 million and $380 million, respectively, to purchase our common stock (including CDIs) (including $7 million and $3 million in excise taxes paid, respectively). During the nine months ended September 30, 2026, purchases of our outstanding common stock included 0.4 million CDIs, for approximately $30 million, that are held in trust by the Company's equity plan administrator and reserved for future issuance upon the vesting or exercise of Company equity awards.
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

Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any significant off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following describes our financial instruments which expose us to market risk.
Interest Rate Risk
As of September 30, 2026, the face value of long-term debt was $5.0 billion, including $3.0 billion of variable rate obligations that fluctuate based on SOFR. Assuming a constant outstanding balance for our variable-rate long-term debt and excluding the impact of interest rate swap contracts, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $30 million. All of our interest rate sensitive financial instruments are held for purposes other than trading.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2026.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of our legal proceedings, see Note 15 in this Quarterly Report on Form 10-Q and Note 19 in our 2025 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Part I, Item 1A “Risk Factors” included in our 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased no CDIs under our share repurchase program during the three months ended September 30, 2026. We directed the purchase of 0.4 million CDIs held in trust during the three months ended September 30, 2026, as described below.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(3)	Total Cost of Repurchases Under the Programs (in millions)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(2)
7/1/2026 - 7/31/2026	—	$—	—	$—	$180
8/1/2026 - 8/31/2026	—	$—	—	—	$180
9/1/2026 - 9/30/2026	0.4	$84.10	—	—	$180
Total	0.4	$84.10	—	$—	$180

(1) During the three months ended September 30, 2026, the Company directed the purchase of 0.4 million CDIs on the open market for a total cost of $30 million. These CDIs are reflected as treasury stock held in trust by the Company's equity plan administrator for future issuance upon the vesting or exercise of Company equity awards.

(2) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.
(3) On June 11, 2024, the Board approved a new share repurchase program under which the Company was authorized to repurchase from time to time through June 12, 2027, up to an aggregate amount of $1.0 billion in shares of our common stock (including CDIs). On July 31, 2025, the Board approved an increase of such share repurchase program from $1.0 billion to $1.5 billion.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

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

15.1	Letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm, Regarding Unaudited Interim Financial Information.(†)

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

31.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated:    November 4, 2026